Form 10-K/A
period 2016-12-31
Apptio Inc
filed 2017-04-28
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37885

Apptio, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	11100 NE 8th Street, Suite 600	26-1175252
(State or other jurisdiction of incorporation or organization)	Bellevue, WA ,98004 (Address of principal executive offices)	(I.R.S. Employer Identification No.)

(866) 470-0320

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, per value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “small reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

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

As of April 15, 2017, the number of shares of the registrant’s Class A common stock outstanding was 13,420,243 and the number of shares of the registrant’s Class B common stock outstanding was 25,199,004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Apptio, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on February 17, 2017 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2016, the end of the fiscal year covered by our Annual Report on Form 10-K.

In lieu of filing a Current Report on Form 8-K, the Company is also disclosing certain information in Part II—Item 9B of this Amendment.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

APPTIO, INC.

AMENDMENT NO. 1

TO

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2016

Part II

Item 9B.	Other Information

On April 27, 2017, Barbara Gordon, the Company’s Chief Customer Officer, tendered her resignation from the Company with her last day of employment expected to be May 5, 2017. Ms. Gordon's decision to resign was due to personal family reasons, and not the result of any dispute or disagreement with the Company.

The information regarding Ms. Gordon’s resignation as Chief Customer Officer is being disclosed under this Item 9B on Form 10-K/A in lieu of Item 5.02(b) of Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name and Age as of April 28 , 2017	Position, Principal Occupation, Business Experience and Directorships
Sachin (Sunny) Gupta Age: 46

Sunny Gupta, our co-founder, has served as chief executive officer, president and a member of our board of directors since October 2007. Mr. Gupta previously served as chief executive officer of iConclude Co. until its acquisition by Opsware, Inc. in April 2007, following which he served as executive vice president of products of Opsware, Inc. until its acquisition by Hewlett-Packard Company in September 2007. Previously, Mr. Gupta held positions at IBM Corporation and Rational Software. Mr. Gupta holds a B.S. in computer science from the University of South Carolina – Coastal Carolina. We believe Mr. Gupta’s perspective and experience as one of our co-founders and as our chief executive officer qualify him to serve on our board.

Thomas Bogan Age: 65

Thomas Bogan has served as a member of the board of directors since November 2007, as a member of the audit committee and compensation committee since December 2007, and as the chairman of the board of directors since February 2012. Since January 2015, Mr. Bogan has served as chief executive officer of Adaptive Insights, Inc., a SaaS company. From January 2010 to December 2014, Mr. Bogan was an independent director and investor and also served as a venture partner at Greylock Partners, a venture capital firm. From May 2004 to December 2009, he served as a partner at Greylock Partners. Previously, Mr. Bogan served as president of Rational Software, an S&P 500 enterprise software company, and as president and chief executive officer of two early stage technology companies. Mr. Bogan previously served as a member of the board of directors of Citrix Systems, Inc., a publicly-traded software company, PTC Inc., a publicly-traded product development software company, and Rally Software Development Corp., a publicly-traded provider of cloud-based solutions for managing agile software development. Mr. Bogan holds a B.S. in accounting from Stonehill College. We believe Mr. Bogan’s senior management experience in the software industry, both as a chief executive officer and director, qualify him to serve on our board.

Peter Klein Age: 54

Peter Klein has served as a member of the board of directors and as chairman of the audit committee since November 2013. From January 2014 to June 2014, Mr. Klein served as chief financial officer of William Morris Endeavor Entertainment, LLC, or WME, a marketing firm. Prior to joining WME, Mr. Klein spent over 11 years at Microsoft Corporation, including serving as chief financial officer from November 2009 until May 2013. Previously, he held senior finance positions with McCaw Cellular Communications, Orca Bay Capital Corporation, Asta Networks Inc. and Homegrocer.com, Inc. Mr. Klein currently serves on the board of directors of F5 Networks Inc., a publicly-traded provider of application delivery networking technology. Mr. Klein holds a B.A. in history from Yale University and an M.B.A. from the University of Washington. We believe Mr. Klein’s extensive experience as a senior finance executive, including as the chief financial officer of one of the world’s largest software companies, qualifies him to serve on our board.

Name and Age as of April 28 , 2017	Position, Principal Occupation, Business Experience and Directorships
John McAdam Age: 66

John McAdam has served as a member of our board of directors since February 2013, as chairman of the compensation committee since December 2014 and as a member of the nominating and corporate governance committee since November 2015. From July 2000 to July 2015 and from December 2015 until April 2017, Mr. McAdam served as president and chief executive officer of F5 Networks Inc., a provider of application delivery networking technology. Previously, he served as general manager of the web server sales business at IBM Corporation and as president and chief operating officer of Sequent Computer Systems, Inc., a manufacturer of high-end open systems (acquired by IBM Corporation). Mr. McAdam currently serves as a member of the board of directors of F5 Networks, Nutanix, Inc., a publicly-traded software company that focuses on infrastructure appliances, and Tableau Software, Inc., a publicly-traded business analytics software company, and previously served as chairman of F5 Networks. Mr. McAdam holds a B.S. in computer science from the University of Glasgow, Scotland. We believe Mr. McAdam’s sixteen year tenure as the president and chief executive officer of a publicly-traded technology company qualifies him to serve on our board.

Matthew McIlwain Age: 52

Matthew McIlwain has served as a member of our board of directors since November 2007, as a member of the audit committee from December 2007 to July 2015 and as a member of the compensation committee from December 2007 to December 2014. He has served as chair of the nominating and governance committee since July 2015. Since 2002, Mr. McIlwain has served as a managing director of Madrona Venture Group, a venture capital firm. Previously, Mr. McIlwain held positions at Genuine Parts Company, McKinsey & Company and Credit Suisse First Boston. Mr. McIlwain currently serves on the boards of multiple private companies, and previously served on the board of directors of Isilon Systems, a computer hardware and software company (acquired by EMC Corporation). Mr. McIlwain received a B.A. in government and economics from Dartmouth College, M.A. in public policy from Harvard University’s Kennedy School of Government and an M.B.A. from Harvard Business School. We believe Mr. McIlwain’s experience advising growth-oriented technology companies as an investment banker, management consultant, venture capital investor and director qualifies him to serve on our board.

Ravi Mohan Age: 50

Ravi Mohan has served as a member of our board of directors since August 2010. Since April 2004, Mr. Mohan has served as a managing director of Shasta Ventures, a venture capital firm, which he co-founded. Previously, Mr. Mohan held positions at Battery Ventures, McKinsey & Company, Hyperion Software Corporation, and MIC, a software development firm based in India. He currently serves on the boards of directors of multiple private companies. Mr. Mohan holds a B.S. in operations research and industrial engineering from Cornell University and an M.B.A. from the University of Michigan Business School. We believe Mr. Mohan’s experience advising growth-oriented technology companies as a venture capital investor, coupled with his experience as a director of various companies, qualifies him to serve on our board.

Rajeev Singh Age: 48

Rajeev Singh has served as a member of our board of directors since October 2010 and as a member of the audit committee since July 2015. Since November 2015, Mr. Singh has served as the chief executive officer of Accolade, a consumer healthcare engagement services company. From September 2005 to January 2015, Mr. Singh served as president of Concur Technologies, or Concur, a SaaS travel and expense management company, which he co-founded in 1993 (acquired by SAP). Previously, Mr. Singh held positions at Ford Motor Company and General Motors. From April 2008 until January 2015, Mr. Singh served on Concur’s board. Mr. Singh holds a B.S.E. from Western Michigan University. We believe Mr. Singh’s senior leadership experience at one of the world’s largest enterprise SaaS companies, which created the SaaS travel and expense market, qualifies him to serve on our board.

There are no family relationships among any of our directors or executive officers

EXECUTIVE OFFICERS AND MANAGEMENT

Below is information, including biographical information, about our current senior executives (other than Mr. Gupta, whose biographical information appears above).

Name	Age (1)	Position
Lawrence Blasko	47	Chief Revenue Officer
Ted Kummert	53	Executive Vice President, Engineering and Cloud Operations
John Morrow	47	Executive Vice President, Corporate Development, General Counsel and Secretary
Christopher Pick	46	Chief Marketing Officer
Kurt Shintaffer	43	Chief Financial Officer

(1)	As of April 28, 2017.

Lawrence Blasko has served as our chief revenue officer since July 2016. He previously served as our senior vice president of worldwide sales from May 2013 to June 2016, and as vice president of worldwide sales from September 2009 to April 2013. Previously, he held positions at Hewlett-Packard, serving as the vice president of enterprise sales for the eastern U.S. from July 2008 to September 2009, Opsware, Inc. (acquired by Hewlett-Packard), where he served as the senior vice president of sales for Americas east and public sector from January 2005 to July 2008, in addition to previous sales and sales leadership roles at Veritas Software (acquired by Symantec) and Computer Associates. Mr. Blasko also served as a commissioned officer in the United States Army from September 1991 through September 1995. Mr. Blasko holds a B.S. in criminal justice from the University of Scranton and an M.B.A. from The George Washington University.

Ted Kummert has served as executive vice president, engineering and cloud operations since November 2013. From February 2013 to November 2013, Mr. Kummert served as a venture partner at Madrona Venture Group, a venture capital firm. From January 2007 to January 2013, Mr. Kummert served as corporate vice president of the business platform division at Microsoft Corporation, where he led the development of several key Microsoft enterprise products. Previously, Mr. Kummert held positions at Apple and Hewlett-Packard. Mr. Kummert holds a B.S. in electrical engineering from the University of Washington.

John Morrow has served as executive vice president, corporate development, general counsel and secretary since March 2015. From January 2015 to February 2015, Mr. Morrow served as senior vice president, corporate development, general counsel and secretary. From September 2014 until January 2015, Mr. Morrow served as senior vice president, general counsel and secretary. From June 2006 to March 2014, Mr. Morrow served as a senior executive at Vertafore, Inc., a provider of cloud-based solutions to the insurance industry, most recently as senior vice president, corporate development and legal affairs, general counsel and secretary. Previously, Mr. Morrow was a shareholder at Heller Ehrman LLP, and held positions at Venture Law Group and Baker & Hostetler LLP. Mr. Morrow holds a B.A. in political science from DePauw University and a J.D. from the University of Notre Dame Law School.

Christopher Pick has served as chief marketing officer since September 2010. From May 2009 to August 2010, Mr. Pick served as entrepreneur in residence at Austin Ventures, a venture capital firm, where he evaluated potential investments in the software section. Previously, he was the chief marketing officer and vice president of products at NetIQ, Inc. and a senior manager at Ernst & Young LLP. Mr. Pick attended the University of Calgary.

Kurt Shintaffer, our co-founder, has served as chief financial officer since March 2015. He previously served as chief financial officer from December 2007 to October 2013 as senior vice president of worldwide accounting and finance from November 2013 to March 2015 and as a member of our board of directors from October 2007 to January 2013. Previously, he held positions at iConclude Co. (acquired by Opsware, Inc.), Pacific Edge Software, Inc. and Ernst & Young LLP. Mr. Shintaffer holds a B.A. in business administration from the University of Washington.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of greater than 10 percent of our common stock (the “Reporting Persons”) to file reports of holdings and transactions in Apptio common stock with the Securities and Exchange Commission (the “SEC”).

Based solely on its review of the copies of such forms furnished to Apptio and written representations from certain reporting persons, Apptio believes that all Section 16(a) filing requirements were met during our fiscal year ended December 31, 2016.

CODE OF CONDUCT AND ETHICS

Our board of directors has adopted a code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The full text of our code of conduct and ethics is posted on the investor section of our website, www.apptio.com.  The information on, or that can be accessed through, our website is not part of this report. We intend to disclose any amendments to the code of conduct and ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

GOVERNANCE OF THE COMPANY

Board and Committee Membership

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee.

Our board of directors currently has seven seats, divided into three classes: Class I (two seats), Class II (three seats) and Class III (two seats).

The table below provides current membership information for the board of directors and each of its standing committees.

Name	Class	Year Current Term Expires	Audit Committee Member	Compensation Committee Member	Nominating and Corporate Governance Committee Member
Sunny Gupta	I	2017
Thomas Bogan	II	2018	X	X		*
Peter Klein	II	2018	X*
John McAdam	III	2019		X*	X
Matthew McIlwain	II	2018			X*
Ravi Mohan	I	2017
Rajeev Singh	III	2019	X

*	Chairperson

The board of directors has determined that Messrs. Bogan, Klein, McAdam, McIlwain, Mohan and Singh, representing six of our seven directors, are each “independent” as that term is defined under the rules of The NASDAQ Global Market. The board of directors has also determined that Mr. Klein is an “audit committee financial expert” as defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The NASDAQ Global Market. For a more detailed description of the Company’s director independence determinations, see the section of this Amendment entitled “Director Independence.”

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning compensation for the following persons: (i) all persons serving as our principal executive officer during 2016 and (ii) the two of the most highly compensated of our other executive officers who received compensation during 2016 exceeding $100,000 and who were executive officers on December 31, 2016. We refer to these persons as our “named executive officers” elsewhere in this Amendment. The following table includes all compensation earned by the named executive officers for the respective periods, regardless of whether such amounts were actually paid during the period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Sunny Gupta	2016	308,192	—	—	—	102,000	2,490	412,682
President and Chief	2015	300,000	—	—	2,289,557	143,588	2,550	2,735,695
Executive Officer
Barbara Gordon (4)	2016	114,087	—	—	977,883	57,192	1,393	1,150,554
Chief Customer Officer
Chris Pick (5)	2016	250,000	—	—	227,156	50,000	11,488	538,644
Chief Marketing Officer

(1)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted, and the amounts have been computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718, using the Black-Scholes option pricing model, and are not necessarily an indication of the actual economic value that will be realized by our named executive officers upon the vesting of the stock awards or the sale of the stock underlying such awards. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The material terms of each option granted in 2016 are set forth in the section of this Amendment captioned “– Outstanding Equity Awards at December 31, 2016.”

(2)

The amounts reported in the Non-Equity Incentive Plan Compensation column for 2016 represent the amounts earned and payable under the 2016 Executive Bonus Plan, all of which were paid in 2017.The amounts reported in the Non-Equity Incentive Plan Compensation column for 2015 represent the amounts earned and payable under the 2015 Executive Bonus Plan, all of which were paid in 2016.

(3)

These amounts represent the value of company-paid parking and group life insurance premiums and imputed income. With respect to Mr. Pick, the amounts include the reimbursement of $8,998 in family travel expenses for Mr. Pick relating to a European customer event.

(4)

Ms. Gordon was not a named executive officer in 2015. Ms. Gordon joined us in July 2016 and the amounts reflect a partial year of service. On April 27, 2017, Ms. Gordon tendered her resignation from the Company with her last day of employment on May 5, 2017.

(5)	Mr. Pick was not a named executive officer in 2015.

Non-Equity Incentive Plan Compensation

Each of our named executive officers during 2016 participated in our 2016 Executive Bonus Plan pursuant to which the participant was eligible to receive cash incentive-based compensation for 2016 based on achievement of specified performance goals. Mr. Gupta’s and Mr. Pick’s bonuses were subject to achievement of corporate performance goals relating to new subscription performance, year-over-year retention rate of customer revenue and operating cash flow burn. Barbara Gordon’s bonus was contingent on the achievement of various individual performance objectives, and was pro-rated to reflect that she joined Apptio in the middle of the year. Following the end of 2016, in reviewing the level of achievement of the individual and corporate performance goals for the year, our compensation committee and, in the case of Mr. Gupta, our board of directors, took into account various relevant factors and approved payment of the bonuses set forth in the Summary Compensation Table above.

Employment Arrangements

The compensation committee has retained Radford, a national compensation consultant, to provide recommendations on executive compensation based on an analysis of market data compiled from certain public technology companies. Each of our named executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

Sunny Gupta

For 2016, Mr. Gupta’s annual base salary was initially $300,000 and his target bonus opportunity was $150,000. Upon the closing of our initial public offering on September 28, 2016, Mr. Gupta’s salary increased to $330,000, and his bonus target increased to $240,000 for the full 2016 year. Effective April 1, 2017, Mr. Gupta’s base salary was increased to $340,000 and his target bonus increased to $340,000 for the full 2017 year. We also have granted Mr. Gupta certain equity awards. The terms of his awards outstanding as of the end of 2016 are described further below. Mr. Gupta is eligible to participate in the employee benefit plans generally available to our employees and maintained by us.

Chris Pick

For 2016, Mr. Pick’s annual base salary was $250,000 and his target bonus opportunity was $100,000. Effective April 1, 2017, Mr. Pick’s base salary was increased to $275,000 and his target bonus increased to $125,000 for the full 2017 year. We also have granted Mr. Pick certain equity awards. The terms of his awards outstanding as of the end of 2016 are described further below. Mr. Pick is eligible to participate in the employee benefit plans generally available to our employees and maintained by us.

Barbara Gordon

Ms. Gordon joined Apptio in July, 2016. On July 18, 2016, the Company and Ms. Gordon executed an offer letter governing the terms of Ms. Gordon’s employment as our chief customer officer. The offer letter provides a base salary of $250,000 per year and annual variable compensation earnings of $125,000, subject to Ms. Gordon’s achievement of specific objectives. On July 26, 2016, pursuant to the offer letter and with the approval of the compensation committee, Ms. Gordon received an equity award described further below. Ms. Gordon was eligible to participate in the employee benefit plans generally available to our employees and maintained by us. On April 27, 2017, Ms. Gordon tendered her resignation from the Company with her last day of employment expected to be May 5, 2017.

Outstanding Equity Awards at December 31, 2016

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2016.

	Option Awards(1)
			Number of Securities Underlying Unexercised Options (#)
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date
Sunny Gupta	10/11/11		450,000		—		2.39	12/20/21
	4/01/14		182,000	(2)(4)	—		11.46	6/18/24
	5/01/16	(5)	—		400,000	(5)	14.31	11/06/25
Barbara Gordon	7/18/16		—		175,000	(6)	14.31	7/26/26
Chris Pick	9/01/10		341,000	(3)	—		1.88	9/15/20
	5/29/13		40,312	(3)	4,688	(3)	8.95	6/15/23
	4/01/14		23,333	(4)	11,667	(4)	11.46	6/18/24
	4/01/15		10,416	(4)	14,584	(4)	13.55	2/20/25
	5/01/16	(5)	—		70,000	(5)	14.31	11/06/25
	5/01/16		—		40,000	(6)	14.31	5/27/26

(1)	All options listed are options to purchase shares of our Class B common stock and were granted pursuant to our 2011 Executive Equity Incentive Plan.
(2)

The options listed are subject to an early exercise right and may be exercised in full prior to vesting of the shares underlying the option. Any shares issued upon early exercise of the options, are subject to our right of repurchase to the extent they remain unvested if the named executive officer ceases to provide continued services with us. Vesting of all options is subject to continued service through the applicable vesting date.

(3)

Twenty-five percent of the shares subject to the option are scheduled to vest on the one year anniversary of the vesting commencement date and 1/48 of the shares subject to the option are scheduled to vest each month thereafter on the same day of the month as the vesting commencement date, subject to the named executive officer’s continued service through each such date. Notwithstanding the foregoing, in the event of a change in control, 25% of the shares subject to the option shall vest, and if the named executive officer’s employment is terminated other than for cause anytime following such change in control or such named executive officer resigns for good reason anytime following such change in control, an additional 25% of shares subject to the option shall vest.

(4)

Twenty-five percent of the shares subject to the option are scheduled to vest on the one year anniversary of the vesting commencement date and 1/48 of the shares subject to the option are scheduled to vest each month thereafter on the same day of the month as the vesting commencement date, subject to the named executive officer’s continued service through each such date. Notwithstanding the foregoing, in the event of a change in control, 25% of the shares subject to the option shall vest, and if the named executive officer’s employment is terminated other than for cause anytime following such change in control or such named executive officer resigns for good reason upon or within 365 days following such change in control, an additional 25% of shares subject to the option shall vest.

(5)

The vesting commencement date for 50% of the shares subject to the option, or the First Vesting Commencement Date, is May 1, 2016. The vesting commencement date for the remaining 1/2 of the shares subject to the option, or the Second Vesting Commencement Date, is September 29, 2016. 1/8 of the shares subject to the option are scheduled to vest on the first anniversary of the First Vesting Commencement Date, and 1/96 of the shares subject to the option are scheduled to vest each month thereafter on the same day of the month as the First Vesting Commencement Date for the next 36 months, subject to the named executive officer’s continued service through each such date. Similarly, 1/8 of the shares subject to the option are scheduled to vest on the first anniversary of the Second Vesting Commencement Date, and 1/96 of the shares subject to the option are scheduled to vest each month thereafter on the same day of the month as the Second Vesting Commencement Date for the next 36 months, subject to the named executive officer’s continued service through each such date. Notwithstanding the foregoing, if the named executive officer’s employment is terminated other than for cause anytime following a change in control or such named executive officer resigns for good reason upon or within 365 days following such change in control, 100% of the shares subject to the option shall vest, except with respect to any previously terminated portion.

(6)

Twenty-five percent of the shares subject to the option are scheduled to vest on the one year anniversary of the vesting commencement date and 1/48 of the shares subject to the option are scheduled to vest each month thereafter on the same day of the month as the vesting commencement date, subject to the named executive officer’s continued service through each such date. Notwithstanding the foregoing, if the named executive officer’s employment is terminated other than for cause anytime following a change in control or such named executive officer resigns for good reason upon or within 365 days following such change in control, 100% of the shares subject to the option shall vest, except with respect to any previously terminated portion.

Potential Payments upon Termination or Change-In-Control

Our board of directors adopted an Executive Change in Control Severance Plan, or our Change in Control Plan, in September 2016. We have entered into a participation agreement where each of our named executive officers has become a participant in the Change in Control Plan.

Under the Change in Control Plan, for the period from the date of a change in control (as defined in the Change in Control Plan) until 12 months following the change in control, if the named executive officer in the Change in Control Plan is terminated for any reason other than cause (as defined in the Change in Control Plan), death or disability or he or she voluntarily resigns for good reason (as defined in the Change in Control Plan), the named executive officer will receive the following severance benefits, subject to signing and not revoking a release of claims in our favor:

(1) a lump sum cash amount equal to 100% (or 150% in the case of Mr. Gupta) of the greater of (a) his or her annualized base salary as of immediately before his or her termination of employment or (b) his or her annualized base salary as of immediately before the change in control; provided, in each case, that if the termination is due to good reason based on a material reduction in base salary, then his or her annualized base salary amount as in effect immediately prior to such reduction,

(2) a lump sum cash amount equal to 100% (or 150% in the case of Mr. Gupta) of the greater of (a) his or her annualized target bonus amount under the applicable bonus plan as of the fiscal year in which his or her termination of employment occurs and (b) his or her annualized target bonus amount under the applicable bonus plan as of the fiscal year in which the change in control occurs; provided, in each case, that if the termination is due to good reason based on a material reduction in target bonus, then such target bonus amount as in effect immediately prior to such reduction,

(3) any earned but unpaid bonus for a previously completed year, or fiscal period, and

(4) reimbursement of continued health coverage under COBRA for a period of 12 months (or 18 months in the case of Mr. Gupta) following termination.

401(k) Plan

We maintain a 401(k) retirement plan for all employees, including our named executive officers, who satisfy certain eligibility requirements. Participants in our 401(k) plan are able to defer a portion of their eligible compensation, subject to applicable annual plan and Internal Revenue Code limits, on a pre-tax basis, or on a post-tax basis for those employees participating in the Roth 401(k) plan component. Our 401(k) plan permits discretionary matching employer contributions. The 401(k) plan is intended to qualify under Internal Revenue Code Section 401(a) with the plan’s related trust intended to be tax exempt under Internal Revenue Code Section 501(a).

Director Compensation

The compensation committee retained Radford to provide recommendations on director compensation based on an analysis of market data compiled from certain public technology companies. Based on the recommendation of Radford, our board of directors approved certain compensation to our non-employee directors under our Outside Director Compensation Policy, which was adopted by our board of directors and approved by our stockholders in September 2016. The Outside Director Compensation Policy provides for the following cash compensation program for non-employee directors:

•	$8,750 retainer per quarter for each non-employee director;
•	$6,250 retainer per quarter for the chairman of our board of directors;
•	$3,750 retainer per quarter for our lead director (if applicable);
•	$5,000 retainer per quarter for the chairman of the audit committee or $2,500 retainer per quarter for each other member of the audit committee;
•	$2,500 retainer per quarter for the chairman of the compensation committee or $1,250 retainer per quarter for each other member of the compensation committee; and
•	$1,750 retainer per quarter for the chairman of the nominating and governance committee or $875 retainer per quarter for each other member of the nominating and governance committee.

Prior to the adoption of the Outside Director Compensation Policy, our non-employee directors did not receive any cash retainer fees during 2016.

In addition to the cash compensation structure described above, our Outside Director Compensation Policy provides for the following equity incentive compensation program for non-employee directors. Each non-employee director who first joins us (other than a director who becomes a non-employee director as a result of terminating employment with us) automatically will be granted a one-time, initial restricted stock unit award with a value of $300,000. Further, on the date of each of our annual stockholder meetings, each non-employee director who is continuing as a director following our annual stockholders meeting automatically will be granted an annual restricted stock unit award with a value of $150,000 (provided that the director has provided services as a non-employee director for at least nine months prior to the award’s grant date). Unless otherwise determined by our board of directors or our compensation committee, the number of restricted stock units will be determined based on the fair market value of the shares of our common stock subject thereto. Each initial restricted stock unit award is scheduled to vest over a period of three years following the award’s date of grant, with one-third of the award scheduled to vest on the one-year anniversary of the date of grant and the remainder scheduled to vest quarterly thereafter in equal installments over the remaining two years, subject to continued service through each relevant vesting date. Each annual restricted stock unit award is scheduled to vest as to 100% of the underlying shares on the earlier of the one-year anniversary of the award’s grant date or the date of our next annual stockholder meeting, subject to continued service through such date. In the event of a change in control of our company, all equity awards granted to a non-employee director pursuant to our Outside Director Compensation Policy or otherwise under our 2016 equity incentive plan will fully vest and become immediately exercisable.

In any fiscal year, a non-employee director may be issued cash payments with a value of no more than $200,000, increased to $250,000 for any non-employee director serving as chairman of our board of directors, lead director, or chairman of the audit committee. Further, in any fiscal year, a non-employee director may be granted equity awards with an aggregate grant date fair value of no more than $450,000, increased to $600,000 in the fiscal year of his or her initial service as a non-employee director. Equity awards or other compensation granted to a non-employee director while he or she was an employee or consultant (other than a non-employee director) will not count toward these limits.

We also reimburse director expenses for attending meetings of the board of directors.

The following table sets forth information concerning the compensation paid or accrued for services rendered to us by non-employee members of the board of directors for the year ended December 31, 2016. Mr. Gupta, who is an employee, does not receive additional compensation for his services as a director. Compensation paid or accrued for services rendered to us by Mr. Gupta in his role as chief executive office is set forth above at “Item 11. Executive Compensation — Summary Compensation Table.”

Director Compensation for Fiscal Year 2016

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Thomas Bogan	20,584	—	—	20,584
Peter Klein	15,095	—	—	15,095
John McAdam	13,311	—	—	13,311
Matt McIlwain	11,527	—	—	11,527
Ravi Mohan	9,606	—	—	9,606
Rajeev Singh	12,351	—	—	12,351

(1)	The table below shows the aggregate number of stock options and restricted stock unit awards outstanding for each of our non-employee directors as of December 31, 2016:

Name	Shares Subject to Options	Stock Awards
Thomas Bogan	30,000	—
Peter Klein	118,127	—
John McAdam	118,127	—
Matt McIlwain	30,000	—
Ravi Mohan	30,000	—
Rajeev Singh	30,000	—

Compensation Risk

Our compensation programs are designed to balance risk and reward in relation to the Company’s overall business strategy. Our management assesses and discusses with our Compensation Committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that such policies and practices do not create any risks that are reasonably likely to have a material adverse effect on us in the future.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Messrs. Bogan and McAdam. Neither is an officer or employee of us. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on the board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2016.  Information is included for equity compensation plans approved by our stockholders.  All of our equity plans have been approved by our stockholders.

Plan Category	Class of Common Stock	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	Class A	771,513(2)	$17.76	4,226,913(3)
	Class B	11,055,524(4)	9.38	0
Equity compensation plans not approved by stockholders	Class B(5)	3,937	$10.16	—
Total	Class A and Class B	11,830,974	$9.49	4,226,913

(1)

The weighted average exercise price is calculated based solely on outstanding stock options.  It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2)	Includes the Apptio, Inc. 2016 Equity Incentive Plan (2016 Plan).
(3)

Includes the following plans: Our 2016 Plan and Apptio, Inc. 2016 Employee Stock Purchase Plan (ESPP). Our 2016 Plan provides that on the first day of each fiscal year beginning in fiscal 2017, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the lesser of (i) 5,500,000 shares, (ii) 5% of the outstanding shares of our capital stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our Board of Directors may determine.  Our ESPP provides that on the first day of each fiscal year beginning in fiscal 2017, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the lesser of (i) 1,600,000 shares, (ii) 1% of the outstanding shares of our capital stock on the first day of such fiscal year, or (iii) such other amount as our Board of Directors may determine.  On January 1, 2017, the number of shares of Class A common stock available for issuance under our 2016 Plan and our ESPP increased by 1,916,887 shares and 383,377 shares, respectively, pursuant to these provisions.  These increases are not reflected in the table above.

(4)	Includes the following plans: Apptio, Inc. 2011 Executive Equity Incentive Plan and Apptio, Inc. 2007 Stock Plan.
(5)

Includes the grant of an option to purchase 3,937 shares of Class B common stock to a service provider of the Company on March 31, 2014, which was not issued pursuant to a stockholder-approved equity compensation plan.

BENEFICIAL OWNERSHIP OF SHARES OF COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of April 15, 2017 for:

•	each beneficial owner of more than 5% of our Class A common stock or Class B common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Applicable percentage ownership is based on 13,420,243 shares of our Class A common stock outstanding and 25,199,004 shares of our Class B common stock outstanding as of April 15, 2017. The holders of Class B common stock have the right to ten votes per share while the holders of Class A have the right to one vote per share.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the 60th day after April 15, 2017. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. We refer to such options as being “early exercisable.” Shares of common stock issued upon early exercise are subject to our right to repurchase such shares until such shares have vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or a warrant for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Apptio, Inc., 11100 NE 8th Street, Bellevue, Washington 98004.

	Class A Common Stock		Class B Common Stock		Percent of Total Voting
Name of Beneficial Owner	Number	%	Number	%	Power
5% Stockholders:
Entities affiliated with Greylock Partners(1)	—	*	4,897,937	19.4	18.5
Sunny Gupta(2)	754	*	6,030,999	23.3	22.2
Gupta Family Irrevocable Trust(3)	—	*	1,860,000	7.4	7.0
Entities affiliated with Madrona Venture Group(4)	—	*	5,199,786	20.6	19.6
Shasta Ventures, L.P.(5)	—	*	2,969,724	11.8	11.2
Entities affiliated FMR LLC (6)	988,000	7.4	881,266	3.5	3.7
Entities affiliated AH Equity Partners I, LLC(7)	1,509,167	11.2	—	*	*
Entities affiliated T. Rowe Price Associates, Inc.(8)	934,597	7.0	—	*	*
Janus Capital Management LLC(9)	740,522	5.5	—	*	*
Directors and Named Executive Officers
Sunny Gupta(2)	754	*	6,030,999	23.3	22.2
Barbara Gordon(10)	—	*	—	*
Chris Pick(11)	—	*	447,561	1.7	1.7
Tom Bogan(12)	—	*	275,618	1.1	1.0
Peter Klein(13)	—	*	118,127	*	*
John McAdam(14)	—	*	118,127	*	*
Matt McIlwain(15)	—	*	5,229,786	20.7	19.7
Ravi Mohan(16)	—	*	2,999,724	11.9	11.3
Rajeev Singh(17)	—	*	30,000	*	*
All current executive officers and directors as a group (13 persons) (18)	1,131	*	17,298,731	62.7	59.8

*	Represents beneficial ownership of less than one percent (1%).
(1)

According to a Schedule 13G filed by Greylock XII Limited Partnership (“Greylock XII”) with the SEC on February 13, 2017, as of December 31, 2016, the shares reported consist of (a) 4,408,144 shares of Class B common stock held of record by Greylock XII; and (b) 489,793 shares of Class B common stock held of record by Greylock XII-A Limited Partnership (“Greylock XII-A”). The general partner of Greylock XII and Greylock XII-A is Greylock XII GP LLC. William W. Helman and Aneel Bhusri are the senior managing members of Greylock XII GP LLC, and as such, each of them may be deemed to share voting power and investment control over the shares held of record by Greylock XII and Greylock XII-A. The address for each of the foregoing entities is 2550 Sand Hill Road, Suite 200, Menlo Park, CA 94025. Mr. Bogan, a member of our board of directors, has an economic interest in certain Greylock funds, including Greylock XII and Greylock XII-A, but does not have voting or investment power over the shares held by such entities and, accordingly, such shares are not included as beneficially owned by Mr. Bogan.

(2)

Consists of (a) 3,844,833 shares of Class B common stock and 754 shares of Class A common stock held of record by Mr. Gupta, (b) 1,500,000 shares of Class B common stock held of record by PG GRAT of 2016 and (c) 686,166 shares of Class B common stock issuable pursuant to vested stock options exercisable within 60 days of April 15, 2017, of which 648,249 shares are vested. Excludes 1,860,000 shares of Class B common stock held by the Gupta Family Irrevocable Trust, as to which Mr. Gupta disclaims beneficial ownership. Neither Mr. Gupta nor his spouse is a beneficiary of the Gupta Family Irrevocable Trust, nor does Mr. Gupta or his spouse exercise voting or investment control over such shares. The 754 shares of Class A common stock held of record by Mr. Gupta were received in the first quarter of 2017 pursuant to a pro rata distribution of shares by an investment fund, in which Mr. Gupta had an ownership interest.

(3)

Consists of 1,860,000 shares of Class B common stock held of record by Gupta Family Irrevocable Trust. Vineet Gupta, the sole trustee of the Gupta Family Irrevocable Trust, exercises voting and investment control over the shares held of record by Gupta Family Irrevocable Trust.

(4)

Consists of (a) 5,000,040 shares of Class B common stock held of record by Madrona Venture Fund III, L.P. (“Madrona III”) and (b) 199,746 shares of Class B common stock held of record by Madrona Venture Fund III-A, L.P. (“Madrona III-A”). Madrona Investment Partners III, L.P. (“Madrona Investment Partners III”) is the general partner of each of Madrona III and Madrona III-A. Madrona III General Partner, LLC is the general partner of Madrona Investment Partners III. Matt McIlwain, a member of our board of directors, Tom Alberg, Paul Goodrich, Len Jordan, Tim Porter and Scott Jacobson are the managing directors of Madrona III General Partner, LLC and each of them may be deemed to exercise voting and investment power over the shares held of record by Madrona III and Madrona III-A. The address for each of the foregoing entities is 999 Third Avenue, 34th Floor, Seattle, WA 98104.

(5)

Consists of 2,969,724 shares of Class B common stock held of record by Shasta Ventures, L.P. Shasta Ventures GP, LLC is the general partner of Shasta Ventures, L.P. Mr. Mohan, a member of our board of directors, Tod Francis and Robert Coneybeer are the managing members of Shasta Ventures GP, LLC and each of them may be deemed to exercise voting and investment power over the shares held of record by Shasta Ventures, L.P. The address for each of the foregoing entities is 2440 Sand Hill Road, Suite 300, Menlo Park, CA 94025.

(6)

According to a Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2017, as of December 30, 2016, the shares reported consist of (a) 881,266 shares of Class B common stock held directly by an investment company advised by FMR Co., Inc., an indirect wholly-owned subsidiary of FMR LLC and (b) 988,000 shares of Class A common stock beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies.  Abigail P. Johnson, Director, Chairman and Chief Executive Officer of FMR LLC, and members of the Johnson family, through their ownership of voting common shares and the execution of a shareholders’ voting agreement with respect to FMR LLC, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.  Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(7)

According to a Schedule 13G filed by Andreessen Horowitz Fund I, L.P. (“AH I”) with the SEC on February 14, 2017, as of December 31, 2016, the shares reported consist of (a) 1,252,559 shares of Class B common stock held directly by AH I; (b) 175,307 shares of Class B common stock held directly by Andreessen Horowitz Fund I-A, L.P. (“AH I-A”); and (c) 81,301 shares of Class B common stock held directly by Andreessen Horowitz Fund I-B, L.P. (“AH I-B”). The general partner of AH I, AH I-A and AH I-B is AH Equity Partners I, L.L.C. (“AH Equity I”) and may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by AH I, AH I-A and AH I-B. Marc Andreessen and Ben Horowitz are managing members of AH Equity I and, as such, may be deemed to have shared voting power and investment control over the shares of the issuer directly owned by AH I, AH I-A and AH I-B.  The address for each of the foregoing entities is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.  Subsequent to the filing of the Schedule 13G by AH I on February 14, 2017, the foregoing entities voluntarily converted the shares of Class B common stock to shares of Class A common stock.

(8)

According to a Schedule 13G/A filed by T. Rowe Price Associates, Inc. (“TRPA”) with the SEC on April 10, 2017, as of March 31, 2017, TRPA and T. Rowe Price New Horizons Fund, Inc. beneficially own an aggregate of 934,597 shares of Class A common stock. The address for each of the foregoing entities is 100 E. Pratt Street, Baltimore, MD 21202.

(9)

According to a Schedule 13G/A filed by Janus Capital Management LLC (“Janus Capital”) with the SEC on February 13, 2017, as of December 31, 2016, Janus Capital has a direct 97.11% ownership stake in INTECH Investment Management (“INTECH”) and a direct 100% ownership stake in Perkins Investment Management LLC (“Perkins”). Due to the above ownership structure, holdings for Janus Capital, Perkins and INTECH are aggregated for purposes of this filing. Janus Capital, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as “Managed Portfolios”).  As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 740,522 shares of the issuer’s Class A common stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of Janus Capital is 151 Detroit Street, Denver, CO 80206.

(10)	On April 27, 2017, Ms. Gordon tendered her resignation from the Company with her last day of employment expected to be May 5, 2017.
(11)	Consists of 447,561 shares of Class B common stock issuable pursuant to vested stock options exercisable within 60 days of April 15, 2017.
(12)

Consists of (a) 245,618 shares of Class B common stock held of record by Mr. Bogan and (b) 30,000 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, none of which are vested.

(13)	Consists of 118,127 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, of which 78,947 shares are vested.
(14)	Consists of 118,127 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, of which 88,127 shares are vested.
(15)

See footnote (4) regarding Mr. McIlwain’s relationship with Madrona III and Madrona III-A. Includes 30,000 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, none of which are vested.

(16)

See footnote (5) regarding Mr. Mohan’s relationship with Shasta Ventures, L.P. Includes 30,000 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, none of which are vested.

(17)

Excludes 130,422 shares held by the Singh Irrevocable Trust of 2009, as to which Mr. Singh disclaims beneficial ownership. Neither Mr. Singh nor his spouse is a beneficiary of the Singh Irrevocable Trust of 2009, nor does Mr. Singh or his spouse exercise voting or investment control over such shares. Renuka Singh is the sole trustee of Singh Irrevocable Trust of 2009. Includes 30,000 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, none of which are vested.

(18)

Consists of (a) 14,905,576 shares of Class B common stock and 1,131 shares of Class A common stock held by the directors and executive officers and (b) 2,393,155 shares of Class B common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2017, of which 2,166,058 are vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policies and Procedures for Transactions with Related Persons

We have adopted a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities, and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior approval or, in the case of pending or ongoing related party transactions, ratification of our audit committee. For purposes of our policy, a related party transaction is a transaction, arrangement or relationship when we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest, other than transactions available to all of our U.S. employees.

Certain transactions with related parties, however, are excluded from the definition of a related party transaction, including, but not limited to: (1) transactions in which a related party’s interest arises only from the related party’s position as a director of another corporation or organization that is a party to the transaction and/or from the indirect or direct ownership by such related party and all other related parties of a less than 10% equity interest in another person (other than a partnership) which is a party to the transaction; (2) transactions in which a related party’s interest arises only from the related party’s position as a limited partner in a partnership in which the related party and all other related parties have an interest of less than 10%, and the related party is not a general partner of and does not hold another position in the partnership; (3) transactions where the related party’s interest arises solely from the ownership of our equity securities and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends); and (4) compensation, benefits, and other transactions disclosed in the sections of this Amendment captioned “Director Compensation” and “Executive Compensation.”

No member of the audit committee may participate in any review, consideration or approval of any related party transaction whereby such member or any of his or her immediate family members is the related party. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to: (1) the benefits and perceived benefits, or lack thereof, to our company; (2) the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (3) the materiality and character of the related party’s direct and indirect interest; (4) the actual or apparent conflict of interest of the related party; (5) the availability of other sources for comparable products or services; (6) the opportunity costs of alternative transactions; (7) the terms of the transaction; (8) the commercial reasonableness of the terms of the proposed transaction; and (9) terms available to unrelated third parties or to employees under the same or similar circumstances. In reviewing proposed related party transactions, the audit committee will only approve or ratify related party transactions that are in, or not inconsistent with, the best interests of our company and stockholders, as the audit committee determines in good faith.

The transactions described below were consummated prior to our adoption of the formal, written policy described above and therefore the foregoing policies and procedures were not followed with respect to the transactions. However, we believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of Class B common stock and warrants to purchase capital stock, including Tom Bogan, entities affiliated with Greylock Partners, entities affiliated with Madrona Venture Group, Shasta Ventures, L.P., Messrs. Gupta and Shintaffer and trusts affiliated with Mr. Gupta and Shintaffer, and certain other persons. As of April 15, 2017, the holders of 18,670,066 shares of Class B common stock, are entitled to rights with respect to the registration of their shares under the Securities Act.

Voting Agreement

All of the directors other than Mr. Gupta were initially elected to the board of directors pursuant to a voting agreement. Upon completion of our initial public offering, the obligations of the parties to the voting agreement to vote their shares so as to elect certain nominees terminated and none of our stockholders has any special rights regarding the nomination, election or designation of members of the board of directors.

Other Transactions

We have entered into separate indemnification agreements with each of our directors and certain of our officers. For a description of these agreements, see the section of this Amendment captioned “Limitations on Director and Officer Liability and Indemnification.”

We have entered into agreements with our named executive officers that, among other things, provide for certain severance and change of control benefits. For a description of these agreements, see the section of this Amendment captioned “Executive Compensation.”

We have granted stock options to our named executive officers, other executive officers and certain of our directors. See the sections of this Amendment captioned “Director Compensation” and “Executive Compensation.”

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation and bylaws provide the indemnification of our directors and officers to the fullest extent permitted under the Delaware General Corporation Law. In addition, the certificate of incorporation provides that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director and that if the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

As permitted by the Delaware General Corporation Law, we have entered into separate indemnification agreements with each of our directors and certain of our officers that require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status as directors, officers or certain other employees. We maintain insurance policies under which our directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities that might be imposed as a result of, actions, suits or proceedings to which they are parties by reason of being or having been directors or officers. The coverage provided by these policies may apply whether or not we would have the power to indemnify such person against such liability under the provisions of the Delaware General Corporation Law.

We believe that these provisions and agreements are necessary to attract and retain qualified persons as our officers and directors. At present, there is no pending litigation or proceeding involving our directors or officers for whom indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Director Independence

Under the rules of The NASDAQ Global Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the closing of this offering. In addition, the rules of The NASDAQ Global Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under the rules of The NASDAQ Global Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In April 2017, the board of directors undertook a review of its composition, the composition of its committees and the independence of directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that none of Messrs. Bogan, Klein, McAdam, McIlwain, Mohan or Singh, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The NASDAQ Global Market. The board of directors also determined that Messrs. Bogan, Klein and Singh, who comprise our audit committee, Messrs. Bogan and McAdam, who comprise our compensation committee, and Messrs. McIlwain and McAdam, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The NASDAQ Global Market.

In making this determination, the board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and internal control over financial reporting for the year ended December 31, 2016 and fees billed for audit-related, tax, and other services rendered by PricewaterhouseCoopers LLP during those periods. All of these fees were approved by the audit committee.

	2016	2015
Audit fees (1)	$1,034,435	$866,996
Tax fees (2)	64,893	6,077
Total fees	$1,099,328	$873,073

(1)

Audit fees consisted principally of work performed in connection with the audit of our consolidated financial statements included in our registration statements on Form S-8, registration statement on Form S-1, and review of the unaudited quarterly financial statements included in our quarterly reports on Form 10-Q.

(2)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The charter of the audit committee provides for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The chairperson of the audit committee, or a member of the audit committee delegated by the chairperson of the audit committee, may pre-approve all audit and permissible non-audit and tax services that may be provided by our independent registered public accounting firm, as long as (1) this pre-approval is reported to the full audit committee at its scheduled meetings and (ii) the fees for any individual services or set of related services approved pursuant to such delegation do not exceed $100,000.

The audit committee has determined that the rendering of services by PricewaterhouseCoopers is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report are as follows:
1.	No financial statements are filed with this Amendment No. 1 on Form 10-K/A.
2.	No financial statement schedules are filed with this Amendment No. 1 on Form 10-K/A.
3.	Exhibits: See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apptio, Inc.

Date: April 28, 2017	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sachin Gupta	President and Chief Executive Officer	April 28, 2017
Sachin Gupta	(Principal Executive Officer)

/s/ Kurt Shintaffer	Chief Financial Officer	April 28, 2017
Kurt Shintaffer	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37885	3.1	November 4, 2016

3.2	Amended and Restated Bylaws	S-1/A	333-213334	3.2	September 12, 2016

4.1	Form of Specimen Stock Certificate	S-1	333-213334	4.1	August 26, 2016

4.2	Amended and Restated Investors’ Rights Agreement, dated May 3, 2013, by and among the registrant and the investors and founders named therein	S-1	333-213334	4.2	August 26, 2016

4.2A	Amendment to the Amended and Restated Investors’ Rights Agreement dated October 11, 2013	S-1	333-213334	4.2A	August 26, 2016

10.1	Amended and Restated Loan and Security Agreement, dated June 16, 2015, by and between the registrant and Silicon Valley Bank	S-1	333-213334	10.1	August 26, 2016

10.2	First Amendment to Amended and Restated Loan and Security Agreement, dated April 20, 2016, by and between the Registrant and Silicon Valley Bank	S-1	333-213334	10.2	August 26, 2016

10.3	Subordinated Loan and Security Agreement, dated April 20, 2016, by and among Silicon Valley Bank; SVB, Orix Ventures, LLC; and the Registrant	S-1	333-213334	10.3	August 26, 2016

10.5	Warrant to purchase Common Stock, issued to Silicon Valley Bank on June 16, 2015	S-1	333-213334	10.5	August 26, 2016

10.6	Warrant to purchase Common Stock, issued to Silicon Valley Bank on April 20, 2016	S-1	333-213334	10.6	August 26, 2016

10.7	Form of Warrant to purchase Common Stock, issued to lenders on April 20, 2016	S-1	333-213334	10.7	August 26, 2016

10.8	Office Lease, dated May 15, 2012, by and between the registrant and Plaza East Property LLC	S-1	333-213334	10.8	August 26, 2016

10.8A	First Amendment to the Office Lease Agreement dated August 20, 2012	S-1	333-213334	10.8A	August 26, 2016

10.8B	Second Amendment to the Office Lease Agreement dated July 31, 2014	S-1	333-213334	10.8B	August 26, 2016

10.8C	Third Amendment to the Office Lease Agreement dated May 13, 2016	S-1	333-213334	10.8C	August 26, 2016

			Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.9*	Offer Letter, dated September 6, 2014 by and between John Morrow and the registrant	S-1	333-213334	10.9	August 26, 2016

10.10*	Form of Director and Executive Officer Indemnification Agreement	S-1	333-213334	10.10	August 26, 2016

10.11*	2007 Stock Plan, as amended	S-1/A	333-213334	10.11	September 12, 2016

10.12*	UK Addendum to 2007 Stock Plan, as amended	S-1	333-213334	10.12	August 26, 2016

10.13*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2007 Stock Plan, as amended	S-1	333-213334	10.13	August 26, 2016

10.14*	Form of Stock Option Grant Notice and Stock Option Agreement permitting early exercise under the 2007 Stock Plan, as amended	S-1	333-213334	10.14	August 26, 2016

10.15*	Form of Notice of Stock Purchase Right and Restricted Stock Purchase Agreement under the 2007 Stock Plan	S-1	333-213334	10.15	August 26, 2016

10.16*	Canadian Addendum to Forms of Stock Option Agreements under the 2007 Stock Plan, as amended	S-1	333-213334	10.16	August 26, 2016

10.17*	2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.17	August 26, 2016

10.18*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.18	August 26, 2016

10.19*	Form of Stock Option Grant Notice and Stock Option Agreement permitting early exercise under the 2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.19	August 26, 2016

10.20*	2016 Equity Incentive Plan	S-1/A	333-213334	10.20	September 12, 2016

10.21*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.21	September 12, 2016

10.22*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.22	September 12, 2016

10.23*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.23	September 12, 2016

10.24*	2016 Employee Stock Purchase Plan	S-1/A	333-213334	10.24	September 12, 2016

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.25*	Executive Change in Control Severance Plan	S-1/A	333-213334	10.25	September 12, 2016

10.26*	Outside Director Compensation Policy	S-1/A	333-213334	10.26	September 12, 2016

10.27*	Executive Incentive Compensation Plan	S-1	333-213334	10.27	August 26, 2016

10.28*	Offer Letter, dated July 11, 2016 by and between Barbara Gordon and the registrant					X

21.1+	List of Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+

Certification of Periodic Report by Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+

Certification of Periodic Report by Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3

Certification of Periodic Report by Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

31.4

Certification of Periodic Report by Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.
+	Previously filed or furnished with Apptio’s Annual Report on Form 10-K, filed February 17, 2017