Form 10-Q
period 2017-03-31
Apptio Inc
filed 2017-05-05
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, 19,796,449 shares of the registrant’s Class A common stock and 18,857,450 shares of the registrant’s Class B common stock were outstanding, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$37,904	$42,007
Short-term investments	73,329	36,741
Accounts receivable, net of allowance for doubtful accounts
of $196 and $122	38,573	58,587
Prepaid expenses and other current assets	5,587	5,440
Total current assets	155,393	142,775
Long-term assets
Property and equipment, net of accumulated depreciation
of $18,336 and $17,091	12,899	12,827
Long-term investments	16,455	38,446
Other long-term assets	730	734
Total assets	$185,477	$194,782
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$5,094	$3,574
Accrued payroll and other expenses	13,412	14,073
Deferred revenue	90,620	97,885
Deferred rent	819	799
Capital leases	39	43
Total current liabilities	109,984	116,374
Long-term liabilities
Deferred revenue, net of current portion	1,949	2,254
Deferred rent, net of current portion	4,142	4,360
Capital leases, net of current portion	44	51
Asset retirement obligation	177	175
Total liabilities	116,296	123,214
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A and Class B Common stock	4	4
Additional paid-in capital	276,165	271,982
Accumulated other comprehensive loss	(117)	(94)
Accumulated deficit	(206,871)	(200,324)
Total stockholders’ equity	69,181	71,568
Total liabilities, convertible preferred stock and stockholders' equity	$185,477	$194,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Subscription	$36,187	$30,277
Professional services	7,744	6,566
Total revenue	43,931	36,843
Cost of revenue
Subscription	7,850	6,480
Professional services	7,569	6,116
Total cost of revenue	15,419	12,596
Gross profit	28,512	24,247
Operating expenses
Research and development	9,658	8,431
Sales and marketing	19,026	16,287
General and administrative	6,534	5,180
Total operating expenses	35,218	29,898
Loss from operations	(6,706)	(5,651)
Other income (expense)
Interest income (expense) and other, net	236	(57)
Foreign exchange loss	(52)	(112)
Loss before provision for income taxes	(6,522)	(5,820)
Provision for income taxes	(25)	(76)
Net loss	$(6,547)	$(5,896)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,407	12,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(6,547)	$(5,896)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(23)	1
Total comprehensive loss	$(6,570)	$(5,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,547)	$(5,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,530	1,482
Amortization of premiums on investments	23	14
(Gain) loss on disposal of property and equipment	(7)	21
Stock-based compensation	3,625	1,905
Accretion of capitalized loan fees	9	30
Remeasurement of preferred stock warrant liability	—	(15)
Foreign exchange gain	(175)	—
Change in operating assets and liabilities
Accounts receivable	20,098	23,354
Prepaid expenses and other assets	290	(817)
Accounts payable	1,795	445
Accrued expenses	(958)	(5,637)
Deferred revenue	(7,570)	(4,767)
Deferred rent	(200)	(140)
Net cash provided by operating activities	11,913	9,979
Cash flows from investing activities
Purchases of property and equipment	(1,545)	(192)
Proceeds from sales of equipment	9	—
Proceeds from maturities of investments	6,800	—
Purchases of investments	(21,445)	—
Payments for security deposits	(9)	(27)
Net cash used in investing activities	(16,190)	(219)
Cash flows from financing activities
Payment of initial public offering costs	(243)	(178)
Proceeds from long-term debt	—	10,000
Proceeds from exercise of common stock options	558	387
Principal payments on capital lease obligations	(11)	(9)
Net cash provided by financing activities	304	10,200
Foreign currency effect on cash, cash equivalents and restricted cash	(130)	7
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,103)	19,967
Cash, cash equivalents and restricted cash
Beginning of period	42,007	19,756
End of period	$37,904	$39,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Operations and Summary of Significant Accounting Policies

Operations

Apptio, Inc. or the Company, was incorporated on October 2, 2007 and is headquartered in Bellevue, Washington. The Company develops and sells Technology Business Management, or TBM, solutions. The Company’s cloud-based platform and SaaS applications enable IT leaders to analyze, optimize and plan technology investments, and benchmark their financial and operational performance against peers. The Company operates primarily in North America, Europe and Australia.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 17, 2017, or Form 10-K. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited annual financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Since inception through March 31, 2017, the Company has incurred losses from operations, and accumulated a deficit of $206.9 million, and has been dependent on equity and debt financing to fund operations.

Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates as previously disclosed in the Company’s Form 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods beginning after December 15, 2018. The Company adopted this new standard as of January 1, 2017. As of December 31, 2016, the Company has accumulated excess tax benefits from temporary differences in the amount and timing of stock-based compensation expense and the Company’s deductions on its income tax return from the award compensation that reduces the net operating loss deferred tax asset. The Company provided a full valuation allowance against its net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon adoption of this standard, the stock-based compensation excess tax benefit will be eliminated, resulting in an increase to the net operating loss deferred tax asset, with an increase in the valuation allowance of the same. The Company elected to continue to estimate the number of share-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of stock-based compensation expense to be recognized each period. The adoption of this standard did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Inter-Entity Transfers of Assets other than Inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of the first quarter of fiscal 2019, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public entities, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. For all other entities, the new standard is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year and is allowing earlier adoption; however, entities reporting under GAAP are not permitted to adopt the standard earlier than the original effective date for public entities. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The new standard will require full or modified retrospective application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. In April 2016, the FASB

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. The effective date for ASU 2016-10 is the same as the effective date for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance on collectability, noncash consideration, presentation of sales tax and transition. Based on a preliminary assessment, we anticipate this standard will not have a material impact on subscription or services revenue recognition in our consolidated financial statements. However, the standard will require the Company to capitalize certain contract costs, such as commissions, which are currently being expensed as incurred and could have a material impact on the Company’s financial statements. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing to assess the impact of adoption, which may identify other impacts on the Company’s financial statements, as well as the expected adoption method and timing.

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total

Money market funds	$10,124	$—	$—	$10,124
Corporate notes and obligations	—	48,975	—	48,975
U.S. government treasury securities	50,298	—	—	50,298
	$60,422	$48,975	$—	$109,397

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Money market funds	$18,029	$—	$—	$18,029
Corporate notes and obligations	—	33,840	—	33,840
U.S. government treasury securities	41,347	—	—	41,347
	$59,376	$33,840	$—	$93,216

At March 31, 2017 and December 31, 2016, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs because published net asset values were readily available. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in U.S. government agency securities and corporate notes and obligations.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts paid on securities at the time of purchase are recorded as accrued interest and amortized over the period of maturity. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Cash Equivalents	Investments
Amounts maturing in one year or less
Corporate notes and obligations	$48,999	$1	$(25)	$48,975	$9,489	$39,486
U.S. government treasury securities	33,903	—	(60)	33,843	—	33,843
Total short-term available-for-sale debt securities	$82,902	$1	$(85)	$82,818	$9,489	$73,329

Amounts maturing in greater than one year
U.S. government treasury securities	16,488	—	(33)	16,455	—	16,455
Total long-term available-for-sale debt securities	$16,488	$—	$(33)	$16,455	$—	$16,455

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$29,866	$—	$(25)	$29,841
U.S. government treasury securities	6,900	—	—	6,900
Total short-term available-for-sale debt securities	$36,766	$—	$(25)	$36,741

Amounts maturing in greater than one year
Corporate notes and obligations	$4,010	$—	$(11)	$3,999
U.S. government treasury securities	34,505	—	(58)	34,447
Total long-term available-for-sale debt securities	$38,515	$—	$(69)	$38,446

As of March 31, 2017 and December 31, 2016, the Company did not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence. None of the investments held as of March 31, 2017 and December 31, 2016 have been in a continuous unrealized loss position for more than 12 months. Realized gains and losses on sales of available-for-sale securities were immaterial for both periods presented.

Note 4. Stockholders’ Equity

Preferred Stock

As of March 31, 2017, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

As of March 31, 2017 the Company had authorized 451,000,000 shares of Class A common stock and 44,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 13,308,109 shares and 25,291,829 shares of Class A and Class B

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock. The shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. During the three months ended March 31, 2017, 6,200,520 shares of Class B common stock were converted into 6,200,520 shares of Class A common stock at the request of the holders thereof.

Note 5. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. The total number of shares of Class A common stock reserved for issuance under the 2016 Plan is equal to (1) 3,800,000 initial shares plus (2) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to awards granted under the 2007 Plan and the 2011 Plan, or our Existing Plans, that, on or after September 22, 2016 expire or otherwise terminate without having been exercised in full, and a number of shares of Class A common stock equal to the number of shares of Class B common stock issued pursuant to awards granted under our Existing Plans that are forfeited to or repurchased by us, provided that the maximum number of shares of Class A common stock that may be added to the 2016 Plan pursuant to (2) is 11,663,388 shares. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 5,500,000 shares of Class A common stock, by 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year. On January 1, 2017, the number of available shares automatically increased by 1,916,887 pursuant to such provision.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. A total of 750,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2017, the number of available shares automatically increased by 383,377 pursuant to such provision.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2017, no shares of Class A common stock were purchased under the 2016 ESPP.

Stock Options

Stock option activity during the three months ended March 31, 2017 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2016	11,203	$9.49
Options granted	—	—
Options exercised	(262)	2.13
Options forfeited or canceled	(191)	13.48
Outstanding at March 31, 2017	10,750	$9.60	6.63	$35,240
Vested and expected to vest at March 31, 2017	10,656	$9.55	5.26	$35,238
Exercisable at March 31, 2017	6,493	$6.77	6.56	$34,566

As of March 31, 2017, there was a total of $22.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 2.61 years.

RSUs

RSU activity under the 2016 Plan during the three months ended March 31, 2017 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2016	628	$16.43
Granted	102	12.89
Vested	—	—
Forfeited or canceled	(25)	16.21
Non-Vested outstanding at March 31, 2017	705	$15.92

As of March 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $10.3 million and weighted-average remaining vesting period was 3.7 years.

Stock-based compensation expense recognized in the Company’s statement of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue
Subscription	$358	$141
Professional services	318	154
Operating expenses
Research and development	1,041	553
Sales and marketing	999	635
General and administrative	909	422

Total stock-based compensation	$3,625	$1,905

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Net Loss Per Share Attributable to Common Stockholders

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(6,547)	$(5,896)
Denominator:
Weighted-average common shares outstanding - basic and diluted	38,407	12,996
Net loss per common share - basic and diluted	$(0.17)	$(0.45)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common shares	11,034	10,337
Restricted stock units	644	—
Employee stock purchase plan shares	250	—
Common stock warrant	11	18
Convertible preferred shares (as converted)	—	18,240
Preferred stock warrant (as converted)	—	27
	11,939	28,622

Note 7. Segments

The Company operates its business as one operating segment. Its chief operating decision makers, or CODMs, are its Chief Executive Officer and Chief Financial Officer. The CODMs review separate revenue information for the Company’s subscription and professional services revenue, and all other financial information, including free cash flow, presented on a consolidated basis, for purposes of making operating decisions, assessing financial performance and allocating resources.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three months ended March 31, 2017 and 2016, as determined based on the billing address of the customer (in thousands):

	Three Months Ended March 31,
	2017	2016

North America	$31,910	$27,984
Europe	10,050	7,383
APAC	1,971	1,476
	$43,931	$36,843

Revenue attributed to the United States was approximately 99% of North America revenue for the three months ended March 31, 2017, and 100% for the three months ended March 31, 2016, respectively.

Note 8. Commitments and Contingencies

Leases

The Company has entered into non-cancellable operating leases, primarily related to rental of office space and certain office equipment. Certain lease agreements include rent payment escalation clauses and free rent (rent holidays). The total amount of base rentals over the term of the leases is charged to expense using the straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. There have been no material changes to operating leases compared to those discussed in Note 11 of the notes to the consolidated financial statements as disclosed in the Company’s Form 10-K.

Other Commitments

The Company has entered into certain other non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. There have been no material changes for commitments compared to those discussed in Note 11 of the notes to the consolidated financial statements as disclosed in the Company’s Form 10-K.

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, the Company is currently not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations or cash flows, individually or in the aggregate.

Note 9. Credit Facilities

On April 20, 2016, the Company amended a revolving credit agreement, or the senior credit facility, with Silicon Valley Bank. The Company can incur revolver borrowings on a borrowing base tied to the amount of eligible accounts receivable, not to exceed $15.0 million, under the senior credit facility. Interest on the revolver borrowings accrues at a floating rate equal to the Prime Rate and is payable monthly. The revolver matures on June 16, 2017. No amounts were outstanding under the senior credit facility as of March 31, 2017.

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with our affiliates. If the Company’s cash and cash equivalents, as defined in the senior credit facility, are below $25 million as of the last day of the applicable monthly measuring period, the Company will be required to comply with a financial covenant based on subscription and professional services bookings. This financial covenant is

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

measured both monthly and quarterly, generally on a trailing six month basis. The Company was in compliance with all covenants as of March 31, 2017. The Company’s obligations under the senior credit facility are secured by substantially all of the assets of the Company other than intellectual property.

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 27% and 24% of total revenue in the three months ended March 31, 2017 and 2016, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 8 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more. Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth. We had 748 and 661 employees as of March 31, 2017 and 2016, respectively.

We had total revenue of $43.9 million and $36.8 million for the three months ended March 31, 2017 and 2016, respectively, reflecting a period-over-period increase of 19%. Subscription revenue was $36.2 million and $30.3 million for the three months ended March 31, 2017 and 2016, respectively, reflecting a period-over-period increase of 20%. We incurred net losses of $6.5 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $206.9 million as of March 31, 2017. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. Our net subscription dollar retention rate was approximately 98% for the 12 month period ended March 31, 2017.

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

Focus on Free Cash Flow

We define free cash flow as cash used in operating activities less purchases of property and equipment. We consider free cash flow to be an important measure that we are focused on to run our business. For a reconciliation of free cash flow to the related U.S. generally accepted accounting principles, or GAAP, measure, net cash used in operating activities, see the section captioned “Non-GAAP Financial Measures.”

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

Subscription revenue is driven primarily by the acquisition of new customers and renewals by existing customers, the amount of annual spend our customers are licensed to manage with our applications, and the number of applications or capabilities for which the customer has subscribed.

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

Cost of professional services revenue consists primarily of personnel costs of our professional services organization, including salaries, employee benefits, travel expenses, bonuses and stock-based compensation expense, as well as allocated overhead costs. Cost of professional services excludes costs associated with TBM Council activities, which we record as sales and marketing expenses. We expect cost of professional services revenue to continue to increase in absolute dollars for the foreseeable future as we further expand our professional services organization to serve our growing customer base.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing employees, including sales commissions and incentives, employee benefits and stock-based compensation expense, marketing programs for lead generation, the costs associated with TBM Council activities and allocated overhead costs. We immediately expense sales commissions related to acquiring new customers and subsequent renewals from existing customers. We expect sales and marketing expenses to continue to increase and continue to be our largest component of operating expenses for the foreseeable future as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, and build brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over the long-term, although sales and marketing expenses may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs and related expenses, including payroll, employee benefits and stock-based compensation expense for executive, finance, legal, human resources, and administrative personnel, professional fees for external legal, accounting and other consulting services and allocated overhead costs. We expect general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs of compliance associated with being a publicly traded company, including increased legal, audit and consulting fees. Although general and administrative expenses may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses, in the near term, general and administrative expenses may increase as a percentage of total revenue; however, we expect general and administrative expenses to decrease modestly as a percentage of total revenue over the long-term as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

Other Income (Expense)

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net consists primarily of interest on our capital leases and debt, and fair value adjustments for our preferred stock warrant liability. Interest income is derived from our available-for-sale investments.

Foreign Exchange Loss. Foreign exchange loss consists primarily of foreign currency transaction gains and losses related to the impact of transactions denominated in a currency other than the functional currency (U.S. dollars). As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this trend to continue.

Provision for Income Taxes. Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. As we expand our international operations, we anticipate our foreign tax expense will increase moderately. We have a full valuation allowance for net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

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

Our definitions may differ from the definitions used by other companies, and, therefore, comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our free cash flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of net cash used in operating activities to free cash flow:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$11,913	$9,979
Less: purchases of property and equipment	(1,545)	(192)
Free cash flow	$10,368	$9,787
Net cash used in investing activities	$(16,190)	$(219)
Net cash provided by financing activities	$304	$10,200

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue
Subscription	$36,187	$30,277
Professional services	7,744	6,566
Total revenue	43,931	36,843
Cost of revenue
Subscription (1)	7,850	6,480
Professional services (1)	7,569	6,116
Total cost of revenue	15,419	12,596
Gross profit	28,512	24,247
Operating expenses
Research and development (1)	9,658	8,431
Sales and marketing (1)	19,026	16,287
General and administrative (1)	6,534	5,180
Total operating expenses	35,218	29,898
Loss from operations	(6,706)	(5,651)
Other income (expense)
Interest income (expense) and other, net	236	(57)
Foreign exchange loss	(52)	(112)
Loss before provision for income taxes	(6,522)	(5,820)
Provision for income taxes	(25)	(76)
Net loss	$(6,547)	$(5,896)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue
Subscription	$358	$141
Professional services	318	154
Operating expenses
Research and development	1,041	553
Sales and marketing	999	635
General and administrative	909	422

Total stock-based compensation	$3,625	$1,905

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenue)
Revenue
Subscription	82%	82%
Professional services	18	18
Total revenue	100	100
Cost of revenue
Subscription	18	18
Professional services	17	17
Total cost of revenue	35	35
Gross profit	65	65
Operating expenses
Research and development	22	23
Sales and marketing	43	44
General and administrative	15	14
Total operating expenses	80	81
Loss from operations	(15)	(16)
Other income
Interest income (expense) and other, net	—	—
Foreign exchange loss	—	—
Loss before provision for income taxes	(15)	(16)
Provision for income taxes	—	—
Net loss	(15)%	(16)%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$36,187	$30,277	$5,910	20%
Professional services	7,744	6,566	1,178	18
Total revenue	$43,931	$36,843	$7,088	19

Subscription revenue increased for the three months ended March 31, 2017 primarily due to the impact of new customer acquisition. Professional services revenue increased for the three months ended March 31, 2017 primarily due to an increase in implementation fees associated with the growth in our customer base.

Cost of Revenue and Gross Margin

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$7,850	$6,480	$1,370	21%
Professional services	7,569	6,116	1,453	24
Total cost of revenue	$15,419	$12,596	$2,823	22
Gross margin:
Subscription	78%	79%
Professional services	2	7
Total gross margin	65	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $1.3 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs of $1.1 million, and additional stock-based compensation of $0.2 million. In addition, amortized software costs increased by $0.1 million, data center fees increased by $0.1 million as we increased data center capacity to support our growth, and allocated overhead expenses increased by $0.3 million. These increases were offset by decreased consulting fees of $0.1 million and an increase in allocated shared services charges of $0.3 million to cost of professional services.

The overall increase in cost of professional services revenue was primarily attributable to increased personnel-related costs of $0.3 million driven by headcount growth of 8%, which resulted in increased employee compensation, benefits and travel costs of $0.1 million and additional stock-based compensation of $0.2 million. The headcount growth was primarily in our European operations to support increased implementation services. In addition, there was an increase in outside services of $0.6 million, due to the planned expansion of our professional services partner ecosystem to further support our customers and to supplement internal staff in providing implementation services in 2017, and an increase of allocated shared services charges from cost of subscription of $0.3 million.

Subscription gross margin was in line with the three months ended March 31, 2016 because increases in subscription revenue were offset by higher period-over-period personnel-related costs and stock-based compensation due to growth in headcount to support our growing customer base.

Professional services gross margin decreased due to lower effective billing rates, which may vary period-over-period, based on the composition of projects being delivered, and lower billable utilization rates due to investment in non-billable work related to new product training.

Operating Expenses

Research and Development

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$9,658	$8,431	$1,227	15%
Percentage of total revenue	22%	23%

Research and development expenses increased primarily due to increased personnel-related costs of $1.8 million, consisting of increased employee compensation and benefits costs driven by headcount growth. Total headcount in research and development increased 13% from March 31, 2016 to March 31, 2017 as we continued to upgrade and enhance our platform and applications and develop new technologies. This increase was offset by capitalized development costs related to our software solutions and internal use software of approximately $0.6 million. Qualifying internally developed software costs, including personnel-related costs, incurred during the application development stage, are capitalized and recorded in property and equipment, net.

Sales and Marketing

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$19,026	$16,287	$2,739	17%
Percentage of total revenue	43%	44%

Sales and marketing expenses increased due to the expansion of our sales force and increased allocated overhead costs. Total headcount in sales and marketing increased 12% from March 31, 2016 to March 31, 2017, contributing to a $2.5 million increase in personnel-related costs, consisting of increased employee compensation, benefits, commissions and increased travel costs associated with our direct sales force of $2.1 million, and additional stock-based compensation of $0.4 million. Additionally, partner commissions increased by $0.2 million due to an increase in the number of partner assisted sales during the period.

General and Administrative

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$6,534	$5,180	$1,354	26%
Percentage of total revenue	15%	14%

General and administrative expenses increased primarily due to a 8% increase in headcount from March 31, 2016 to March 31, 2017 to support our overall growth. Personnel-related expenses increased by $1.0 million, net of allocations, consisting of increased employee compensation, benefits and travel costs. Additionally, rent expense increased by $0.1 million as a result of the expansion of our primary office lease in 2016.

Other Income (Expense)

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$236	$(57)	$293	NM*
Foreign exchange loss	$(52)	$(112)	$60	(54)%
*Not meaningful

Interest income increased approximately $0.2 million due to higher investment balances. In addition, interest expense decreased during the three months ended March 31, 2017 as we had no term loan borrowings outstanding during the period. The decrease in foreign exchange loss was primarily due to a more stable British Pound Sterling versus the U.S. dollar during the first quarter of 2017 compared to the same period in 2016.

Provision for income taxes

	March 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(25)	$(76)	$51	(67)%

The decrease in provision for income taxes was due to a change in the geographical mix of taxable earnings (or income) from our foreign operations.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $127.7 million of cash and investments, and $15.0 million in available borrowings under our credit facilities. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. On September 28, 2016, we closed our IPO of 6,900,000 shares of Class A common stock at an initial price to public of $16.00 per share, resulting in aggregate net proceeds to us of $99.0 million, after deducting underwriting discounts and offering expenses. In 2017, our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

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

Credit Facilities

We have $15.0 million available aggregate principal amount of revolver borrowings under the senior credit facility, as amended. Interest on the revolver borrowings accrues at a floating rate equal to the Prime Rate and is payable monthly. The revolver matures on June 16, 2017.

The senior credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness, incur encumbrances, make distributions to holders of our capital stock, make investments or engage in transactions with affiliates. If cash, cash equivalents and investments held with the lender are below $25 million as of the last day of the applicable monthly measuring period, we will be required to comply with a financial covenant based on subscription and professional services performance. This financial covenant is measured both monthly and quarterly, generally on a trailing six month basis. We were in compliance with all covenants as of March 31, 2017. Our obligations under the senior credit facility are secured by substantially all of our assets other than intellectual property.

Cash Flows

The following table shows cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Cash provided by operating activities	$11,913	$9,979
Cash used in investing activities	(16,190)	(219)
Cash provided by financing activities	304	10,200

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, change in fair value of preferred stock warrant liability, depreciation and amortization and other non-cash charges.

Net cash provided by operating activities during the three months ended March 31, 2017 reflected our net loss of $6.5 million, offset by non-cash expenses that included $3.6 million of stock-based compensation and $1.5 million of depreciation and amortization. Working capital sources of cash included a decrease of $20.1 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2016, a $0.3 million decrease in prepaid expenses and other current assets and a $0.6 million net increase in accounts payable, accrued expenses and deferred rent. These sources of cash were offset by a $7.6 million decrease in deferred revenue.

Net cash provided by operating activities during the three months ended March 31, 2016 reflected our net loss of $5.9 million, offset by non-cash expenses that included $1.9 million of stock-based compensation and $1.5 million of depreciation and amortization. Working capital sources of cash included a decrease of $23.4 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2015. These sources of cash were offset by a $4.8 million decrease in deferred revenue, a $5.3 million net decrease in accounts payable, accrued expenses and deferred rent, and a $0.8 million increase in prepaid expenses and other current assets.

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

Net cash used in investing activities during the three months ended March 31, 2017 consisted primarily of $21.4 million in purchases of available-for-sale securities, and $1.5 million of purchased property and equipment and capitalized software development costs, offset by $6.8 million of cash maturities from available-for-sale securities.

Net cash used in investing activities during the three months ended March 31, 2016, consisted primarily of $0.2 million of purchased property and equipment and capitalized software development costs.

Financing Activities

Our financing activities consisted primarily of debt borrowings to fund operations and, to a lesser extent, proceeds from the exercise of options. Cash flows used in financing activities consist primarily of repayment of debt borrowings, payment of IPO costs, loan fees and repayment of capital leases.

Net cash provided by financing activities for the three months ended March 31, 2017 consisted primarily of $0.6 million from proceeds received from option exercises, offset by the payment of IPO costs of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2016 consisted primarily of $10.0 million in principal proceeds from term loan borrowings and $0.4 million from proceeds received from option exercises, offset by the payment of IPO costs $0.2 million.

Contractual Obligations and Commitments

As of March 31, 2017, our principal obligations consisted of obligations under non-cancellable operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 17, 2017, or Form 10-K.

Other commitments include certain other non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. There have been no material changes for commitments compared to those discussed Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Form 10-K.

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

Recently Adopted and Issued Accounting Pronouncements

See Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently adopted and issued accounting pronouncements.

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

Interest Rate Sensitivity

We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. We have a senior credit facility providing for up to $15.0 million in revolver borrowings, which had no amounts outstanding as of March 31, 2017. Interest accrues on the revolver borrowings at a floating rate equal to the Prime Rate. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under the senior credit facility were we to draw upon it, even at the borrowing limit, or in the returns on our cash.

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

We incurred net losses of $6.5 million and $5.9 million in the three months ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of $206.9 million at March 31, 2017. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

We were incorporated in 2007 and introduced our first solution in 2008. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 19% and 21% in the three months ended March 31, 2017 and 2016, respectively, compared to the same period in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three months ended March 31, 2017 and 2016, 27% and 24%, respectively, of our revenue was derived from customers located outside

North America, primarily from customers in Europe. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

As our international sales and operations increase, so too will the number and significance of transactions, including intercompany transactions, occurring in currencies other than the U.S. dollar. In addition, our international subsidiaries may accumulate assets and liabilities that are denominated in currencies other than the U.S. dollar, which is the functional reporting currency of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Additionally, our license fees are largely based on our customers’ anticipated spend managed by our solutions expressed in U.S. dollars, which fee construct may increase the exposure of our revenue to currency fluctuations.

If we fail to manage our rapid growth effectively, or our business does not grow as we expect, our operating results may suffer.

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 661 employees as of March 31, 2016 to 748 employees as of March 31, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

An October 2015 ruling of the Court of Justice of the EU, the EU’s highest court, invalidated the U.S.-EU Safe Harbor Framework as a method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area, or EEA. As a result of this ruling, we have entered into contractual provisions with certain European customers that impose additional obligations on us with respect to our handling of PII from the EEA. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the Privacy Shield Framework. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our Privacy Shield filing, our privacy policy, and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Additionally, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of PII and other data.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the pending European General Data Protection Regulation, or other data protection laws or regulations, and how data transfers to and from the United Kingdom will be regulated.

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

The decision of the United Kingdom to withdraw from the European Union, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. Furthermore, we currently operate in Europe through an Apptio subsidiary based in the United Kingdom, which currently provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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

Risks Related to the Ownership of our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with stockholders who hold Class B common stock, including our executive officers, employees and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Our executive officers and directors and their related parties, which include funds affiliated with Madrona Venture Group and Shasta Ventures, collectively beneficially own shares representing approximately 83% of the voting power of our outstanding capital stock, as of April 30, 2017. Because of the ten-to-one voting ratio between Class B common stock and Class A common stock, the holders of Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the seventh anniversary of the closing of our IPO and (2) the date on which the Class B common stock ceases to represent at least 20% of our outstanding common stock, on which date all of the shares of Class B common stock will automatically convert to Class A common stock. These holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of April 30, 2017, 19,796,449 shares of our Class A common stock were outstanding and 18,857,450 shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, and warrants, of which options, RSUs and warrants to purchase 10,622,475 shares, 698,088 shares and 10,604 shares, respectively, were outstanding as of April 30, 2017, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options. On September 23, 2016, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of April 30, 2017, the holders of 13,514,343 shares, or approximately 35% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Public Offering of Class A Common Stock

In September 2016, we closed our IPO, in which we sold 6,900,000 shares of Class A common stock at a price to public of $16.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-213334), which was declared effective by the SEC on September 22, 2016. We raised $99.0 million in net proceeds after deducting underwriting discounts and commissions of $7.7 million and offering expenses of $3.7 million. Using the proceeds from the IPO, on September 28, 2016, we repaid $10.0 million principal amount of term borrowings under the senior credit facility and $10.0 million principal amount of term borrowings under the subordinated loan and security agreement. In addition, we paid a prepayment penalty and final payment fee in the aggregate amount of $0.2 million in connection with the foregoing repayment under the subordinated loan and security agreement. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

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

Apptio, Inc.

Date: May 5, 2017	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-Q	11/04/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	09/12/2016	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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