Form 10-Q
period 2017-06-30
Apptio Inc
filed 2017-08-03
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 22,007,536 shares of the registrant’s Class A common stock and 17,948,131 shares of the registrant’s Class B common stock were outstanding, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$39,834	$42,007
Short-term investments	84,275	36,741
Accounts receivable, net of allowance for doubtful accounts
of $492 and $122	50,763	58,587
Prepaid expenses and other current assets	5,776	5,440
Total current assets	180,648	142,775
Long-term assets
Property and equipment, net of accumulated depreciation
of $19,897 and $17,091	12,300	12,827
Long-term investments	—	38,446
Other long-term assets	971	734
Total assets	$193,919	$194,782
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,550	$3,574
Accrued payroll and other expenses	14,015	14,073
Deferred revenue	93,450	97,885
Deferred rent	843	799
Capital leases	32	43
Total current liabilities	112,890	116,374
Long-term liabilities
Deferred revenue, net of current portion	3,868	2,254
Deferred rent, net of current portion	3,927	4,360
Capital leases, net of current portion	36	51
Asset retirement obligation	187	175
Total liabilities	120,908	123,214
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A and Class B Common stock	4	4
Additional paid-in capital	287,038	271,982
Accumulated other comprehensive loss	(147)	(94)
Accumulated deficit	(213,884)	(200,324)
Total stockholders’ equity	73,011	71,568
Total liabilities and stockholders' equity	$193,919	$194,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Subscription	$37,247	$31,404	$73,434	$61,681
Professional services	7,978	7,375	15,722	13,941
Total revenue	45,225	38,779	89,156	75,622
Cost of revenue
Subscription	7,252	6,559	15,102	13,039
Professional services	7,267	6,596	14,836	12,712
Total cost of revenue	14,519	13,155	29,938	25,751
Gross profit	30,706	25,624	59,218	49,871
Operating expenses
Research and development	10,263	8,626	19,921	17,057
Sales and marketing	21,094	19,669	40,120	35,956
General and administrative	6,620	5,504	13,154	10,684
Total operating expenses	37,977	33,799	73,195	63,697
Loss from operations	(7,271)	(8,175)	(13,977)	(13,826)
Other income (expense)
Interest income (expense) and other, net	264	(377)	500	(434)
Foreign exchange gain (loss)	120	(295)	68	(407)
Loss before provision for income taxes	(6,887)	(8,847)	(13,409)	(14,667)
Provision for income taxes	(126)	(138)	(151)	(214)
Net loss	$(7,013)	$(8,985)	$(13,560)	$(14,881)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.69)	$(0.35)	$(1.14)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,175	13,036	38,793	13,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(7,013)	$(8,985)	$(13,560)	$(14,881)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(30)	(1)	(53)	—
Total comprehensive loss	$(7,043)	$(8,986)	$(13,613)	$(14,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(13,560)	$(14,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,082	2,985
Amortization of premiums on investments	54	15
(Gain) loss on disposal of property and equipment	(4)	25
Stock-based compensation	7,310	4,415
Accretion of capitalized loan fees	18	72
Remeasurement of preferred stock warrant liability	—	(8)
Foreign exchange gain	(68)	—
Change in operating assets and liabilities
Accounts receivable	7,330	8,543
Prepaid expenses and other assets	1,481	(761)
Accounts payable	1,037	1,475
Accrued expenses	(1,727)	(1,942)
Deferred revenue	(2,820)	(1,041)
Deferred rent	(398)	(306)
Net cash provided by (used in) operating activities	1,735	(1,409)
Cash flows from investing activities
Purchases of property and equipment	(2,236)	(2,320)
Proceeds from sales of equipment	9	—
Proceeds from maturities of investments	19,700	6,245
Purchases of investments	(28,898)	—
Payments for security deposits	(29)	(52)
Net cash (used in) provided by investing activities	(11,454)	3,873
Cash flows from financing activities
Proceeds from exercises of common stock options	5,495	511
Proceeds from purchases of stock under employee stock purchase plan	2,251	—
Payment of initial public offering costs	(243)	(218)
Proceeds from long-term debt	—	20,000
Principal payments on capital lease obligations	(21)	(23)
Payment of capitalized loan fees	—	(236)
Net cash provided by financing activities	7,482	20,034
Foreign currency effect on cash, cash equivalents and restricted cash	64	(202)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,173)	22,296
Cash, cash equivalents and restricted cash
Beginning of period	42,007	19,756
End of period	$39,834	$42,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Operations and Summary of Significant Accounting Policies

Operations

Apptio, Inc., or the Company, was incorporated on October 2, 2007 and is headquartered in Bellevue, Washington. The Company develops and sells Technology Business Management, or TBM, solutions. The Company’s cloud-based platform and SaaS applications enable IT leaders to analyze, optimize and plan technology investments, and benchmark their financial and operational performance against peers. The Company operates primarily in North America, Europe and Australia.

Initial Public Offering

In September 2016, the Company completed an initial public offering, or IPO, in which the Company sold 6,900,000 shares of its newly-authorized Class A common stock at the initial price to public of $16.00 per share. The Company received net proceeds of $99.0 million, after deducting underwriting discounts and commissions and offering expenses, from sales of its shares in the IPO. Immediately prior to the completion of the IPO, (1) all shares of common stock then outstanding were converted to Class B common stock on a one-for-one basis, (2) common stock warrants then outstanding were converted to warrants to purchase 47,893 shares of Class B common stock on a one-for-one basis, (3) a warrant to purchase 27,321 shares of convertible preferred stock was converted to a warrant to purchase 27,321 shares of Class B common stock, and (4) all shares of convertible preferred stock then outstanding were converted into 18,239,475 shares of the Company’s common stock on a one-for-one basis, and then reclassified as shares of Class B common stock. See Note 4 for further discussion of Class A and B common stock.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Since inception through June 30, 2017, the Company has incurred losses from operations, and accumulated a deficit of $213.9 million, and has been dependent on equity and debt financing to fund operations.

Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates as previously disclosed in the Company’s Form 10-K.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-09 Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company elected to early adopt this new standard in the second quarter of 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Inter-Entity Transfers of Assets other than Inventory. This guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of the first quarter of fiscal 2019, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU No. 2014-09 by one year and is allowing earlier adoption; however, entities reporting under GAAP are not permitted to adopt the standard

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

earlier than the original effective date for public entities. For public entities, the new standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. The new standard will require full or modified retrospective application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. The effective date for ASU 2016-10 is the same as the effective date for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance on collectability, noncash consideration, presentation of sales tax and transition. Based on a preliminary assessment, the Company does not believe this standard will have a material impact on subscription or services revenue recognition in its consolidated financial statements. However, the standard will require the Company to capitalize certain contract costs, such as commissions, which are currently being expensed as incurred. Because these costs will now be capitalized and amortized over the respective term of the transaction, the Company expects that adoption of this standard will result in marginally lower sales and marketing expense in scenarios where current period sales results are higher than the prior period sales results. In scenarios where current period sales results are lower than the prior period sales results, the Company expects sales and marketing expenses would be marginally higher than if the Company had expensed these selling costs as incurred. The Company currently does not believe this will have a material impact on the Company’s financial statements, specifically as a reduction or increase to sales and marketing expense on an annual or quarterly basis. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing to assess the impact of adoption, which may identify other impacts on the Company’s financial statements, as well as the expected adoption method and timing.

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Money market funds	$11,259	$—	$—	$11,259
Corporate notes and obligations	—	37,704	—	37,704
U.S. agency securities	—	4,492	—	4,492
U.S. government treasury securities	49,069	—	—	49,069
	$60,328	$42,196	$—	$102,524

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Money market funds	$18,029	$—	$—	$18,029
Corporate notes and obligations	—	33,840	—	33,840
U.S. government treasury securities	41,347	—	—	41,347
	$59,376	$33,840	$—	$93,216

At June 30, 2017 and December 31, 2016, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs which include quoted prices in active markets for identical assets or liabilities. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in U.S. agency securities and corporate notes and obligations.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts paid on securities at the time of purchase are recorded as accrued interest and amortized over the period of maturity. As of June 30, 2017, the Company did not hold any investments with a maturity date greater than one year. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts with an original maturity of 90 days or less
Corporate notes and obligations	$2,498	$—	$—	$2,498
U.S. agency securities	4,492	—	—	4,492
Total short-term available-for-sale debt securities classified as cash and cash equivalents	$6,990	$—	$—	$6,990

Amounts maturing in one year or less
Corporate notes and obligations	$35,229	$—	$(23)	$35,206
U.S. government treasury securities	49,193	—	(124)	49,069
Total short-term available-for-sale debt securities classified as investments	$84,422	$—	$(147)	$84,275

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$29,866	$—	$(25)	$29,841
U.S. government treasury securities	6,900	—	—	6,900
Total short-term available-for-sale debt securities	$36,766	$—	$(25)	$36,741

Amounts maturing in greater than one year
Corporate notes and obligations	$4,010	$—	$(11)	$3,999
U.S. government treasury securities	34,505	—	(58)	34,447
Total long-term available-for-sale debt securities	$38,515	$—	$(69)	$38,446

As of June 30, 2017 and December 31, 2016, the Company did not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence. None of the investments held as of June 30, 2017 and December 31, 2016 have been in a continuous unrealized loss position for more than 12 months. Realized gains and losses on sales of available-for-sale securities were immaterial for both periods presented.

Note 4. Stockholders’ Equity

Preferred Stock

As of June 30, 2017, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

As of June 30, 2017 the Company had authorized 451,000,000 shares of Class A common stock and 44,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 21,936,390 shares and 17,965,068 shares of Class A and Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock. The shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. During the six months ended June 30, 2017, 13,527,799 shares of Class B common stock were converted into 13,527,799 shares of Class A common stock at the request of the holders thereof.

Note 5. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of June 30, 2017, the total number of shares available for issuance under the 2016 Plan was 4,577,709. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 5,500,000 shares of Class A common stock, by 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of June 30, 2017, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 967,818. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, or such lesser number of shares as determined by the Company’s board of directors.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning November 30 and May 31 of each fiscal year. The initial offering period ran from September 23, 2016 through May 31, 2017. The initial offering period included the employee enrollment period, which ran from September 23, 2016 to November 10, 2016, at which time employee deductions commenced.

On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the initial price to public in the IPO, and (2) the fair market value of the Company’s common stock on the purchase date.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and six months ended June 30, 2017, 165,559 shares of Class A common stock were purchased under the 2016 ESPP.

Stock Options

Stock option activity during the six months ended June 30, 2017 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2016	11,203	$9.49
Options granted	291	14.08
Options exercised	(1,402)	3.95
Options forfeited or canceled	(616)	13.86
Outstanding at June 30, 2017	9,476	$10.16	6.72	$68,169
Vested and expected to vest at June 30, 2017	9,393	$10.12	6.66	$67,963
Exercisable at June 30, 2017	6,061	$8.01	5.64	$56,624

As of June 30, 2017, there was a total of $19.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 2.5 years.

RSUs

RSU activity under the 2016 Plan during the six months ended June 30, 2017 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2016	628	$16.43
Granted	1,237	14.04
Vested	—	—
Forfeited or canceled	(95)	15.61
Non-Vested outstanding at June 30, 2017	1,770	$14.80

As of June 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $24.2 million and the weighted-average remaining vesting period was 3.7 years.

Stock-based compensation expense recognized in the Company’s statement of comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue
Subscription	$240	$191	597	$332
Professional services	230	213	548	367
Operating expenses
Research and development	1,112	714	2,153	1,267
Sales and marketing	1,077	806	2,077	1,441
General and administrative	1,026	586	1,935	1,008

Total stock-based compensation	$3,685	$2,510	$7,310	$4,415

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considers all series of convertible preferred stock outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock do not have a contractual obligation to share in losses.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(7,013)	$(8,985)	$(13,560)	$(14,881)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,175	13,036	38,793	13,016
Net loss per common share - basic and diluted	$(0.18)	$(0.69)	$(0.35)	$(1.14)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common shares	10,145	10,693	10,587	10,515
Restricted stock units	1,286	—	966	—
Employee stock purchase plan shares	212	—	231	—
Common stock warrant	11	42	11	30
Convertible preferred shares (as converted)	—	18,240	—	18,240
Preferred stock warrant (as converted)	—	27	—	27
	11,654	29,002	11,795	28,812

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three and six months ended June 30, 2017 and 2016, as determined based on the billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

North America	$32,630	$29,416	$64,540	$57,400
Europe	10,492	7,810	20,542	15,193
APAC	2,103	1,553	4,074	3,029
	$45,225	$38,779	$89,156	$75,622

Revenue attributed to the United States was approximately 100% and 99% of North America revenue for the three and six months ended June 30, 2017, respectively and 99% for the three and six months ended June 30, 2016.

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

Note 9. Credit Facility

On April 20, 2016, the Company amended a revolving credit agreement, or the senior credit facility, with Silicon Valley Bank. The Company was able to incur revolver borrowings on a borrowing base tied to the amount of eligible accounts receivable, not to exceed $15.0 million, under the senior credit facility. The revolver matured and expired on June 16, 2017 with no amounts outstanding. The senior credit facility was not renewed and, therefore, the Company has no active credit facilities.

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

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A (Risk Factors).

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 28% in the three and six months ended June 30, 2017, and 24% of total revenue in the three and six months ended June 30, 2016. For additional information regarding revenue generated from each geographic segment, please see Note 7 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more.

Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth. We had 756 and 694 employees as of June 30, 2017 and 2016, respectively.

We had total revenue of $45.2 million and $38.8 million for the three months ended June 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 17%. Subscription revenue was $37.2 million and $31.4 million for the three months ended June 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 19%. For the six months ended June 30, 2017 and 2016, total revenue was $89.2 million and $75.6 million, respectively, reflecting a period-over-period increase of 18%. Subscription revenue was $73.4 million and $61.7 million for the six months ended June 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 19%. We incurred net losses of $7.0 million and $9.0 million for the three months ended June 30, 2017 and 2016, respectively, and net losses were $13.6 million and $14.9 million, respectively for the six months ended June 30, 2017 and 2016. We had an accumulated deficit of $213.9 million as of June 30, 2017. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. Our net subscription dollar retention rate was approximately 98% for the 12 month period ended June 30, 2017.

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

Foreign Exchange Gain (Loss). Foreign exchange gain (loss) consists primarily of foreign currency remeasurement and transaction gains and losses related to the impact of transactions denominated in a currency other than the functional currency (U.S. dollars). As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this trend to continue.

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

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$1,735	$(1,409)
Less: purchases of property and equipment	(2,236)	(2,320)
Free cash flow	$(501)	$(3,729)
Net cash used in (provided by) investing activities	$(11,454)	$3,873
Net cash provided by financing activities	$7,482	$20,034

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Subscription	$37,247	$31,404	$73,434	$61,681
Professional services	7,978	7,375	15,722	13,941
Total revenue	45,225	38,779	89,156	75,622
Cost of revenue
Subscription (1)	7,252	6,559	15,102	13,039
Professional services (1)	7,267	6,596	14,836	12,712
Total cost of revenue	14,519	13,155	29,938	25,751
Gross profit	30,706	25,624	59,218	49,871
Operating expenses
Research and development (1)	10,263	8,626	19,921	17,057
Sales and marketing (1)	21,094	19,669	40,120	35,956
General and administrative (1)	6,620	5,504	13,154	10,684
Total operating expenses	37,977	33,799	73,195	63,697
Loss from operations	(7,271)	(8,175)	(13,977)	(13,826)
Other income (expense)
Interest income (expense) and other, net	264	(377)	500	(434)
Foreign exchange gain (loss)	120	(295)	68	(407)
Loss before provision for income taxes	(6,887)	(8,847)	(13,409)	(14,667)
Provision for income taxes	(126)	(138)	(151)	(214)
Net loss	$(7,013)	$(8,985)	$(13,560)	$(14,881)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue
Subscription	$240	$191	$597	$332
Professional services	230	213	548	367
Operating expenses
Research and development	1,112	714	2,153	1,267
Sales and marketing	1,077	806	2,077	1,441
General and administrative	1,026	586	1,935	1,008

Total stock-based compensation	$3,685	$2,510	$7,310	$4,415

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of total revenue)
Revenue
Subscription	82%	81%	82%	82%
Professional services	18	19	18	18
Total revenue	100	100	100	100
Cost of revenue
Subscription	16	17	17	17
Professional services	16	17	17	17
Total cost of revenue	32	34	34	34
Gross profit	68	66	66	66
Operating expenses
Research and development	23	22	22	22
Sales and marketing	47	51	45	48
General and administrative	14	14	15	14
Total operating expenses	84	87	82	84
Loss from operations	(16)	(21)	(16)	(18)
Other income
Interest income (expense) and other, net	—	(1)	1	(1)
Foreign exchange gain (loss)	—	(1)	—	(1)
Loss before provision for income taxes	(16)	(23)	(15)	(20)
Provision for income taxes	—	—	—	—
Net loss	(16)%	(23)%	(15)%	(20)%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$37,247	$31,404	$5,843	19%
Professional services	7,978	7,375	603	8
Total revenue	$45,225	$38,779	$6,446	17

Subscription revenue increased for the three months ended June 30, 2017 primarily due to the impact of new customer acquisition. Professional services revenue increased for the three months ended June 30, 2017 primarily due to an increase in implementation fees associated with the growth in our customer base.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$7,252	$6,559	$693	11%
Professional services	7,267	6,596	671	10
Total cost of revenue	$14,519	$13,155	$1,364	10
Gross margin:
Subscription	81%	79%
Professional services	9	11
Total gross margin	68	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $1.1 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs. Additionally, the allocation of shared service charges to cost of professional services increased by $0.5 million resulting in a reduction of cost of subscription revenue.

The overall increase in cost of professional services revenue was primarily attributable to an increase in allocated shared services charges from cost of subscription of $0.5 million and in increase in outside services of $0.3 million, due to the planned expansion of our professional services partner ecosystem to further support our customers and to supplement internal staff in providing implementation services in 2017.

Subscription gross margin increased because the subscription revenue growth rate outpaced the growth in subscription cost of revenue due to growth in our customer base.

Professional services gross margin decreased due to lower effective billing rates, which may vary period-over-period, based on the composition of projects being delivered, and lower billable utilization rates due to investment in non-billable work related to new product training.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$10,263	$8,626	$1,637	19%
Percentage of total revenue	23%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $1.7 million, consisting of increased employee compensation and benefits costs driven by headcount growth. Total headcount in research and development increased 11% from June 30, 2016 to June 30, 2017 as we continued to upgrade and enhance our platform and applications and develop new technologies.

Sales and Marketing

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$21,094	$19,669	$1,425	7%
Percentage of total revenue	47%	51%

Sales and marketing expenses increased due to the expansion of our sales force. Total headcount in sales and marketing increased 13% from June 30, 2016 to June 30, 2017, contributing to a $1.6 million increase in personnel-related costs, consisting of increased employee compensation, benefits, and increased travel costs associated with our direct sales force of $1.3 million, and additional stock-based compensation of $0.3 million, offset by a decrease in commissions expense of $0.7 million due to lower effective commission rates as a result of fewer accelerators in the three months ended June 30, 2017. Additionally, bad debt expense increased $0.5 million over the prior period.

General and Administrative

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$6,620	$5,504	$1,116	20%
Percentage of total revenue	14%	14%

General and administrative expenses increased primarily due to increased stock-based compensation of $0.4 million and an increase in legal, accounting, and insurance fees principally as a result of being a public company of approximately $0.3 million.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$264	$(377)	$641	(170)%
Foreign exchange gain (loss)	120	(295)	415	(141)

Interest income increased approximately $0.3 million due to higher investment balances. In addition, interest expense decreased by $0.4 million during the three months ended June 30, 2017 as we had no term loan borrowings outstanding during the period. The increase in foreign exchange gain was primarily due to the strengthening of the British Pound Sterling, Euro and Australian dollar versus the U.S. dollar during the second quarter of 2017 compared to the same period in 2016.

Provision for income taxes

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(126)	$(138)	$12	(9)%

The decrease in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$73,434	$61,681	$11,753	19%
Professional services	15,722	13,941	1,781	13
Total revenue	$89,156	$75,622	$13,534	18

Subscription revenue increased for the six months ended June 30, 2017 primarily due to the impact of new customer acquisition. Professional services revenue increased for the six months ended June 30, 2017 primarily due to an increase in implementation fees associated with the growth in our customer base.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$15,102	$13,039	$2,063	16%
Professional services	14,836	12,712	2,124	17
Total cost of revenue	$29,938	$25,751	$4,187	16
Gross margin:
Subscription	79%	79%
Professional services	6	9
Total gross margin	66	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $2.5 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs of $2.2 million, and additional stock-based compensation of $0.3 million. In addition, amortized software costs increased by $0.3 million and allocated overhead expenses increased by $0.4 million. These increases were offset by decreased consulting fees of $0.4 million. Additionally, the allocation of shared service charges to cost of professional services increased by $0.8 million resulting in a reduction of cost of subscription revenue.

The overall increase in cost of professional services revenue was primarily attributable to increased personnel-related costs of $0.3 million driven by headcount growth of 9%, which resulted in increased employee compensation, benefits and travel costs of $0.1 million and additional stock-based compensation of $0.2 million. The headcount growth was primarily in our European operations to support increased implementation services. In addition, there was an increase in outside services of $0.9 million, due to the planned expansion of our professional services partner ecosystem to further support our customers and to supplement internal staff in providing implementation services in 2017, and an increase in allocated shared services charges from cost of subscription of $0.8 million.

Subscription gross margin was in line with the six months ended June 30, 2016 because increases in subscription revenue were offset by higher period-over-period personnel-related costs and stock-based compensation due to growth in headcount to support our growing customer base.

Professional services gross margin decreased due to lower effective billing rates, which may vary period-over-period, based on the composition of projects being delivered, and lower billable utilization rates due to investment in non-billable work related to new product training.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$19,921	$17,057	$2,864	17%
Percentage of total revenue	22%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $3.5 million, consisting of increased employee compensation and benefits costs driven by headcount growth. Total headcount in research and development increased 11% from June 30, 2016 to June 30, 2017 as we continued to upgrade and enhance our platform and applications and develop new technologies. This increase was offset by capitalized development costs related to our software solutions and internal use software of approximately $0.5 million. Qualifying internally developed software costs, including personnel-related costs, incurred during the application development stage, are capitalized and recorded in property and equipment, net.

Sales and Marketing

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$40,120	$35,956	$4,164	12%
Percentage of total revenue	45%	48%

Sales and marketing expenses increased due to the expansion of our sales force and increased allocated overhead costs. Total headcount in sales and marketing increased 13% from June 30, 2016 to June 30, 2017, contributing to a $3.7 million increase in personnel-related costs, consisting of increased employee compensation, benefits, and increased travel costs associated with our direct sales force of $3.1 million, and additional stock-based compensation of $0.6 million. Additionally, bad debt expense increased by $0.4 million.

General and Administrative

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$13,154	$10,684	$2,470	23%
Percentage of total revenue	15%	14%

General and administrative expenses increased primarily due to an increase in personnel-related expenses of $1.4 million, net of allocations, consisting of increased employee compensation, benefits and travel costs. Additionally, legal, accounting, and insurance fees increased principally as a result of being a public company by approximately $0.6 million, and rent expense increased by $0.2 million as a result of the expansion of our primary office lease in 2016.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$500	$(434)	$934	(215)%
Foreign exchange gain (loss)	68	(407)	475	(117)

Interest income increased approximately $0.5 million due to higher investment balances. In addition, interest expense decreased by $0.5 million during the six months ended June 30, 2017 as we had no term loan borrowings outstanding during the period. The decrease in foreign exchange loss was primarily due to the strengthening of the British Pound Sterling, Euro and Australian dollar versus the U.S. dollar during the six months ended June 30, 2017 compared to the same period in 2016.

Provision for income taxes

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(151)	$(214)	$63	(29)%

The decrease in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations.

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

Sales and marketing expenses are typically higher in the fourth quarter due to commissions on the increase in customer agreements we typically see in that quarter and higher effective commission rates due to annual accelerators, as well as increased expenses associated with the TBM Council conference.

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

Liquidity and Capital Resources

As of June 30, 2017, we had $124.1 million of cash and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. On September 28, 2016, we closed our IPO of 6,900,000 shares of Class A common stock at an initial price to public of $16.00 per share, resulting in aggregate net proceeds to us of $99.0 million, after deducting underwriting discounts and offering expenses. In 2017, our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

We believe that existing cash and investments, as well as any positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.

Credit Facility

We had $15.0 million available aggregate principal amount of revolver borrowings under the senior credit facility, as amended. Interest on the revolver borrowings accrued at a floating rate equal to the Prime Rate and is payable monthly. The revolver matured and expired on June 16, 2017 with no amounts outstanding. The security interests in the credit facility were released upon expiration.

Cash Flows

The following table shows cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016

Cash provided by (used in) operating activities	$1,735	$(1,409)
Cash (used in) provided by investing activities	(11,454)	3,873
Cash provided by financing activities	7,482	20,034

Operating Activities

Net cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, foreign currency gains and losses, other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during the six months ended June 30, 2017 reflected our net loss of $13.6 million, offset by non-cash expenses that included $7.3 million of stock-based compensation and $3.1 million of depreciation and amortization. Working capital sources of cash included a decrease of $7.3 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2016 and a $1.5 million decrease in prepaid expenses and other current assets. These sources of cash were offset by a $1.1 million net decrease in accounts payable, accrued expenses and deferred rent and a $2.8 million decrease in deferred revenue.

Net cash used in operating activities during the six months ended June 30, 2016 reflected our net loss of $14.9 million, offset by non-cash expenses that included $4.4 million of stock-based compensation and $3.0 million of depreciation and amortization. Working capital sources of cash included a decrease of $8.5 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2015. These sources of cash were offset by a $1.0 million decrease in deferred revenue, $0.8 million net decrease in accounts payable, accrued expenses and deferred rent and a $0.8 million increase in prepaid expenses and other current assets.

Investing Activities

Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases for computer-related equipment, leasehold improvements to leased office facilities and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expands the functionality for customers.

Net cash used in investing activities during the six months ended June 30, 2017 consisted primarily of $28.9 million in purchases of available-for-sale securities, and $2.2 million of purchased property and equipment and capitalized software development costs, offset by $19.7 million of cash maturities from available-for-sale securities.

Net cash provided by investing activities during the six months ended June 30, 2016, consisted primarily of $6.2 million of cash maturities from available-for-sale securities, offset by $2.3 million of purchased property and equipment and capitalized software development costs.

Financing Activities

Our financing activities consist primarily of proceeds from the exercise of stock options, proceeds from purchases of Class A common stock under our employee stock purchase plan, and debt borrowings to fund operations. Cash flows used in financing activities consist primarily of payment of IPO costs, loan fees and repayment of capital leases.

Net cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of $5.5 million from proceeds received from option exercises and $2.3 million from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the payment of IPO costs of $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of $20.0 million in principal proceeds from term loan borrowings and $0.5 million from proceeds received from option exercises, offset by the payment of IPO costs $0.2 million and the payment of capitalized loan fees of $0.2 million.

Contractual Obligations and Commitments

As of June 30, 2017, our principal obligations consisted of obligations under non-cancellable operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 17, 2017, or Form 10-K.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

We incurred net losses of $7.0 million and $9.0 million in the three months ended June 30, 2017 and 2016, respectively, and $13.6 million and $14.9 million in the six months ended June 30, 2017 and 2016, respectively. We had an accumulated deficit of $213.9 million at June 30, 2017. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

We were incorporated in 2007 and introduced our first solution in 2008. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 17% and 22% in the three months ended June 30, 2017 and 2016, respectively, and 18% and 22% in the six months ended June 30, 2017 and 2016, respectively, compared to the same periods in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three and six months ended June 30, 2017, 28% of our revenue was derived from customers located outside North America, primarily from customers in Europe, compared to 24% for the same periods in 2016. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 694 employees as of June 30, 2016 to 756 employees as of June 30, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. In the EU, where companies must meet specified privacy and security standards, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly referenced as the Data Protection Directive, and EU member state implementations of the Data Protection Directive, require comprehensive information privacy and security protections for consumers with respect to PII collected about them. The EU has adopted a General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which will become effective in May 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties for noncompliance.

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although it is anticipated that the United Kingdom will enact date protection legislation designed to be consistent with the pending European General Data Protection Regulation, it remains unclear whether these or other data protection laws or regulations will be enacted and how data transfers to and from the United Kingdom will be regulated.

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

Our business and operations may consume resources faster than we anticipate. While we believe our cash and cash equivalents and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months, in the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business and operating results. In addition, future debt instruments may impose restrictions on our ability to dispose property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our Class A common stock and dilute their interest.

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

Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Our executive officers and directors and their related parties, which include funds affiliated with Madrona Venture Group and Shasta Ventures, collectively beneficially own shares representing approximately 77% of the voting power of our outstanding capital stock, as of July 31, 2017. Because of the ten-to-one voting ratio between Class B common stock and Class A common stock, the holders of Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the seventh anniversary of the closing of our IPO and (2) the date on which the Class B common stock ceases to represent at least 25% of our outstanding common stock, on which date all of the shares of Class B common stock will automatically convert to Class A common stock. These holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

As of July 31, 2017, 22,007,536 shares of our Class A common stock were outstanding and 17,948,131 shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, and warrants, of which options, RSUs and warrants to purchase 9,405,366 shares, 1,811,652 shares and 10,604 shares, respectively, were outstanding as of July 31, 2017, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options. On September 23, 2016, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of July 31, 2017, the holders of 13,514,343 shares, or approximately 34% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

We incur increased costs by being a public company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 19, 2017, we issued and sold an aggregate of 518 shares of Class B common stock to a former service provider upon the exercise of an option granted outside of the 2016 Plan to purchase an aggregate of 3,937 shares of Class B common stock pursuant to a net exercise mechanism. The option had an exercise price of $10.16 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock.

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

Apptio, Inc.

Date: August 3, 2017	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-Q	11/04/2016	3.1

3.2	Amended and Restated Bylaws	S-1/A	09/12/2016	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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