Form 10-Q
period 2017-09-30
Apptio Inc
filed 2017-10-31
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, 23,087,064 shares of the registrant’s Class A common stock and 17,301,431 shares of the registrant’s Class B common stock were outstanding, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$29,279	$42,007
Short-term investments	106,249	36,741
Accounts receivable, net of allowance for doubtful accounts
of $305 and $122	46,136	58,587
Prepaid expenses and other current assets	5,530	5,440
Total current assets	187,194	142,775
Long-term assets
Property and equipment, net of accumulated depreciation
of $20,982 and $17,091	11,168	12,827
Long-term investments	—	38,446
Other long-term assets	944	734
Total assets	$199,306	$194,782
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,995	$3,574
Accrued payroll and other expenses	14,568	14,073
Deferred revenue	96,609	97,885
Deferred rent	868	799
Capital leases	27	43
Total current liabilities	116,067	116,374
Long-term liabilities
Deferred revenue, net of current portion	3,602	2,254
Deferred rent, net of current portion	3,709	4,360
Capital leases, net of current portion	31	51
Asset retirement obligation	194	175
Total liabilities	123,603	123,214
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A and Class B Common stock	4	4
Additional paid-in capital	294,848	271,982
Accumulated other comprehensive loss	(94)	(94)
Accumulated deficit	(219,055)	(200,324)
Total stockholders’ equity	75,703	71,568
Total liabilities and stockholders' equity	$199,306	$194,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Subscription	$39,426	$33,314	$112,860	$94,995
Professional services	7,570	7,313	23,292	21,254
Total revenue	46,996	40,627	136,152	116,249
Cost of revenue
Subscription	7,167	6,921	22,269	19,960
Professional services	6,763	7,068	21,599	19,780
Total cost of revenue	13,930	13,989	43,868	39,740
Gross profit	33,066	26,638	92,284	76,509
Operating expenses
Research and development	10,139	9,015	30,060	26,072
Sales and marketing	20,863	18,300	60,983	54,256
General and administrative	7,188	6,285	20,342	16,969
Total operating expenses	38,190	33,600	111,385	97,297
Loss from operations	(5,124)	(6,962)	(19,101)	(20,788)
Other income (expense)
Interest income (expense) and other, net	311	(1,312)	811	(1,746)
Foreign exchange gain (loss)	105	(367)	173	(774)
Loss before provision for income taxes	(4,708)	(8,641)	(18,117)	(23,308)
Provision for income taxes	(463)	(114)	(614)	(328)
Net loss	$(5,171)	$(8,755)	$(18,731)	$(23,636)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.63)	$(0.48)	$(1.78)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,120	13,884	39,240	13,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(5,171)	$(8,755)	$(18,731)	$(23,636)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	53	(3)	—	(3)
Total comprehensive loss	$(5,118)	$(8,758)	$(18,731)	$(23,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(18,731)	$(23,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,657	4,487
Amortization of premiums on investments	59	20
Loss on disposal of property and equipment	7	26
Stock-based compensation	11,667	6,902
Accretion of capitalized loan fees	18	127
Loss on extinguishment of debt	—	722
Remeasurement of preferred stock warrant liability	—	202
Foreign exchange gain	(173)	—
Change in operating assets and liabilities
Accounts receivable	12,026	10,302
Prepaid expenses and other assets	3,260	(660)
Accounts payable	635	1,648
Accrued expenses	(2,025)	(2,442)
Deferred revenue	72	535
Deferred rent	(596)	(421)
Net cash provided by (used in) operating activities	10,876	(2,188)
Cash flows from investing activities
Purchases of property and equipment	(2,837)	(3,518)
Proceeds from sales of equipment	11	—
Proceeds from maturities of investments	35,075	6,245
Purchases of investments	(66,196)	(10,826)
Payments for security deposits	(23)	(43)
Net cash used in investing activities	(33,970)	(8,142)
Cash flows from financing activities
Proceeds from exercises of common stock options	8,948	1,000
Proceeds from purchases of stock under employee stock purchase plan	2,251	—
Proceeds from initial public offering, net of underwriting discounts	—	102,672
Payment of initial public offering costs	(243)	(574)
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	—	(20,000)
Payment of debt prepayment fees	—	(200)
Principal payments on capital lease obligations	(32)	(33)
Payment of capitalized loan fees	—	(248)
Net cash provided by financing activities	10,924	102,617
Foreign currency effect on cash, cash equivalents and restricted cash	(558)	(331)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,728)	91,956
Cash, cash equivalents and restricted cash
Beginning of period	42,007	19,756
End of period	$29,279	$111,712

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Since inception through September 30, 2017, the Company has incurred losses from operations, and accumulated a deficit of $219.1 million, and has been dependent on equity and debt financing to fund operations.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard as of January 1, 2017. As of December 31, 2016, the Company has accumulated excess tax benefits from temporary differences in the amount and timing of stock-based compensation expense and the Company’s deductions on its income tax return from the award compensation that reduces the net operating loss deferred tax asset. The Company provided a full valuation allowance against its net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon adoption of this standard, the stock-based compensation excess tax benefit was eliminated, resulting in an increase to the net operating loss deferred tax asset, with an increase in the valuation allowance of the same. The Company elected to continue to estimate the number of share-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of stock-based compensation expense to be recognized each period. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. For public entities, ASU 2014-09, as amended, is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

interim periods within those annual periods beginning after December 15, 2019, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

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

The Company currently anticipates adopting the new standard on January 1, 2018 utilizing the full retrospective transition method.

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total

Money market funds	$11,667	$—	$—	$11,667
Corporate notes and obligations	—	45,879	—	45,879
U.S. government treasury securities	60,370	—	—	60,370
	$72,037	$45,879	$—	$117,916

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Money market funds	$18,029	$—	$—	$18,029
Corporate notes and obligations	—	33,840	—	33,840
U.S. government treasury securities	41,347	—	—	41,347
	$59,376	$33,840	$—	$93,216

At September 30, 2017 and December 31, 2016, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs which include quoted prices in active markets for identical assets or liabilities. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in U.S. agency securities and corporate notes and obligations, as applicable.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts paid on securities at the time of purchase are recorded as accrued interest and amortized over the period of maturity. As of September 30, 2017, the Company did not hold any investments with a maturity date greater than one year. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$45,889	$1	$(11)	$45,879
U.S. government treasury securities	60,454	—	(84)	60,370
Total short-term available-for-sale debt securities	$106,343	$1	$(95)	$106,249

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$29,866	$—	$(25)	$29,841
U.S. government treasury securities	6,900	—	—	6,900
Total short-term available-for-sale debt securities	$36,766	$—	$(25)	$36,741

Amounts maturing in greater than one year
Corporate notes and obligations	$4,010	$—	$(11)	$3,999
U.S. government treasury securities	34,505	—	(58)	34,447
Total long-term available-for-sale debt securities	$38,515	$—	$(69)	$38,446

As of September 30, 2017 and December 31, 2016, the Company did not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence. None of the investments held as of September 30, 2017 and December 31, 2016 have been in a continuous unrealized loss position for more than 12 months. Realized gains and losses on sales of available-for-sale securities were immaterial for both periods presented.

Note 4. Stockholders’ Equity

Preferred Stock

As of September 30, 2017, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

As of September 30, 2017 the Company had authorized 451,000,000 shares of Class A common stock and 44,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 23,049,295 shares and 17,327,005 shares of Class A and Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock. The shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. During the nine months ended September 30, 2017, 14,165,862 shares of Class B common stock were converted into 14,165,862 shares of Class A common stock at the request of the holders thereof.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of September 30, 2017, the total number of shares available for issuance under the 2016 Plan was 4,538,495. These available shares will automatically increase each January 1, by the least of 5,500,000 shares of Class A common stock, 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of September 30, 2017, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 967,818. These available shares will automatically increase each January 1, by the least of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, and such lesser number of shares as determined by the Company’s board of directors.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning November 30 and May 31 of each fiscal year. The initial offering period ran from September 23, 2016 through May 31, 2017. The initial offering period included the employee enrollment period, which ran from September 23, 2016 to November 10, 2016, at which time employee deductions commenced.

On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period was the initial price to public in the IPO, and (2) the fair market value of the Company’s common stock on the purchase date.

No shares of Class A common stock were purchased under the 2016 ESPP during the three months ended September 30, 2017. During the nine months ended September 30, 2017, 165,559 shares of Class A common stock were purchased under the 2016 ESPP.

Stock Options

Stock option activity during the nine months ended September 30, 2017 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2016	11,203	$9.49
Options granted	291	14.08
Options exercised	(1,877)	4.79
Options forfeited or canceled	(684)	13.85
Outstanding at September 30, 2017	8,933	$10.29	6.55	$73,081
Vested and expected to vest at September 30, 2017	8,826	$10.24	6.50	$72,672
Exercisable at September 30, 2017	6,051	$8.47	5.66	$60,489

As of September 30, 2017, there was a total of $16.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 2.3 years.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

RSUs

RSU activity under the 2016 Plan during the nine months ended September 30, 2017 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2016	628	$16.43
Granted	1,397	14.39
Vested	—	—
Forfeited or canceled	(148)	15.55
Non-Vested outstanding at September 30, 2017	1,877	$14.98

As of September 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $24.3 million and the weighted-average remaining vesting period was 3.4 years.

Stock-based compensation expense recognized in the Company’s statement of comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue
Subscription	$330	$232	927	$564
Professional services	294	190	842	557
Operating expenses
Research and development	1,179	698	3,332	1,965
Sales and marketing	1,239	735	3,316	2,176
General and administrative	1,315	632	3,250	1,640

Total stock-based compensation	$4,357	$2,487	$11,667	$6,902

Note 6. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of convertible preferred stock outstanding prior to the IPO to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of convertible preferred stock do not have a contractual obligation to share in losses.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(5,171)	$(8,755)	$(18,731)	$(23,636)
Denominator:
Weighted-average common shares outstanding - basic and diluted	40,120	13,884	39,240	13,307
Net loss per common share - basic and diluted	$(0.13)	$(0.63)	$(0.48)	$(1.78)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common shares	9,224	11,514	10,127	10,862
Restricted stock units	1,829	—	1,257	—
Employee stock purchase plan shares	158	—	207	—
Common stock warrant	11	46	11	36
Convertible preferred shares (as converted)	—	17,645	—	18,040
Preferred stock warrant (as converted)	—	26	—	27
	11,222	29,231	11,602	28,965

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

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three and nine months ended September 30, 2017 and 2016, as determined based on the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

North America	$33,541	$29,941	$98,080	$87,341
Europe	10,928	9,066	31,470	24,259
APAC	2,527	1,620	6,602	4,649
	$46,996	$40,627	$136,152	$116,249

Revenue attributed to the United States was approximately 99% of North America revenue for the three and nine months ended September 30, 2017 and 2016.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 29% and 28% in the three and nine months ended September 30, 2017, respectively, and 26% and 25% of total revenue in the three and nine months ended September 30, 2016, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 7 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more. Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth. We had 745 and 709 employees as of September 30, 2017 and 2016, respectively.

We had total revenue of $47.0 million and $40.6 million for the three months ended September 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 16%. Subscription revenue was $39.4 million and $33.3 million for the three months ended September 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 18%. For the nine months ended September 30, 2017 and 2016, total revenue was $136.2 million and $116.2 million, respectively, reflecting a period-over-period increase of 17%. Subscription revenue was $112.9 million and $95.0 million for the nine months ended September 30, 2017 and 2016, respectively, reflecting a period-over-period increase of 19%. We incurred net losses of $5.2 million and $8.8 million for the three months ended September 30, 2017 and 2016, respectively, and net losses were $18.7 million and $23.6 million for the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $219.1 million as of September 30, 2017. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. Our net subscription dollar retention rate was approximately 100% for the 12 month period ended September 30, 2017.

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

Subscription gross margin, or subscription revenue less cost of subscription revenue expressed as a percentage of subscription revenue, can and does fluctuate based on a number of factors, including the timing and extent of the fees that we pay to our hosting providers and other third-party service providers, and the timing and extent of the investments that we make in additional data center infrastructure and capabilities. We expect subscription gross margin to increase modestly over the long-term, although it may fluctuate from period to period depending on the interplay of the factors discussed above. Because we have data centers in each of our three primary geographies, we expect to be able to more efficiently add capacity within these data centers to support our anticipated customer growth.

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

Other Income (Expense)

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net consists primarily of interest expense on our capital leases and debt, and fair value adjustments for our preferred stock warrant liability. Interest income is derived from our available-for-sale investments.

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

The following table provides a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$10,876	$(2,188)
Less: purchases of property and equipment	(2,837)	(3,518)
Free cash flow	$8,039	$(5,706)
Net cash used in investing activities	$(33,970)	$(8,142)
Net cash provided by financing activities	$10,924	$102,617

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Subscription	$39,426	$33,314	$112,860	$94,995
Professional services	7,570	7,313	23,292	21,254
Total revenue	46,996	40,627	136,152	116,249
Cost of revenue
Subscription (1)	7,167	6,921	22,269	19,960
Professional services (1)	6,763	7,068	21,599	19,780
Total cost of revenue	13,930	13,989	43,868	39,740
Gross profit	33,066	26,638	92,284	76,509
Operating expenses
Research and development (1)	10,139	9,015	30,060	26,072
Sales and marketing (1)	20,863	18,300	60,983	54,256
General and administrative (1)	7,188	6,285	20,342	16,969
Total operating expenses	38,190	33,600	111,385	97,297
Loss from operations	(5,124)	(6,962)	(19,101)	(20,788)
Other income (expense)
Interest income (expense) and other, net	311	(1,312)	811	(1,746)
Foreign exchange gain (loss)	105	(367)	173	(774)
Loss before provision for income taxes	(4,708)	(8,641)	(18,117)	(23,308)
Provision for income taxes	(463)	(114)	(614)	(328)
Net loss	$(5,171)	$(8,755)	$(18,731)	$(23,636)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue
Subscription	$330	$232	$927	$564
Professional services	294	190	842	557
Operating expenses
Research and development	1,179	698	3,332	1,965
Sales and marketing	1,239	735	3,316	2,176
General and administrative	1,315	632	3,250	1,640

Total stock-based compensation	$4,357	$2,487	$11,667	$6,902

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of total revenue)
Revenue
Subscription	84%	82%	83%	82%
Professional services	16	18	17	18
Total revenue	100	100	100	100
Cost of revenue
Subscription	15	17	16	17
Professional services	15	17	16	17
Total cost of revenue	30	34	32	34
Gross profit	70	66	68	66
Operating expenses
Research and development	22	23	22	22
Sales and marketing	44	45	45	47
General and administrative	15	15	15	15
Total operating expenses	81	83	82	84
Loss from operations	(11)	(17)	(14)	(18)
Other income
Interest income (expense) and other, net	—	(4)	1	(1)
Foreign exchange gain (loss)	—	(1)	—	(1)
Loss before provision for income taxes	(11)	(22)	(13)	(20)
Provision for income taxes	—	—	(1)	—
Net loss	(11)%	(22)%	(14)%	(20)%

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$39,426	$33,314	$6,112	18%
Professional services	7,570	7,313	257	4
Total revenue	$46,996	$40,627	$6,369	16

Subscription revenue increased for the three months ended September 30, 2017 primarily due to the impact of new customer acquisition. Professional services revenue increased for the three months ended September 30, 2017 primarily due to an increase in implementation fees associated with the growth in our customer base.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$7,167	$6,921	$246	4%
Professional services	6,763	7,068	(305)	(4)
Total cost of revenue	$13,930	$13,989	$(59)	—
Gross margin:
Subscription	82%	79%
Professional services	11	3
Total gross margin	70	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $0.2 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs and amortized software costs increased $0.2 million. Additionally, the allocation of shared service charges to cost of professional services increased by $0.1 million resulting in a reduction of cost of subscription revenue.

The overall decrease in cost of professional services revenue was primarily attributable to a decrease in personnel-related costs of $0.1 million and a decrease in outside services of $0.1 million, offset by an increase in allocated shared services charges from cost of subscription of $0.1 million.

Subscription gross margin increased because the subscription revenue growth rate outpaced the growth in subscription cost of revenue due to growth in our customer base.

Professional services gross margin increased due primarily to a higher effective bill rate in the three months ended September 30, 2017 as compared to the same period in 2016. The effective bill rate may vary period over period, based on the composition of projects being delivered. The increase in the effective bill rate was partially offset by a decrease in billable utilization rates.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$10,139	$9,015	$1,124	12%
Percentage of total revenue	22%	23%

Research and development expenses increased primarily due to increased personnel-related costs of $1.2 million, consisting of increased employee compensation and benefits costs of $0.7 million and additional stock-based compensation of $0.5 million, driven by headcount growth. Average headcount in research and development increased 7% from the three months ended September 30, 2016 compared to the same period in 2017 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$20,863	$18,300	$2,563	14%
Percentage of total revenue	44%	45%

Sales and marketing expenses increased due to the expansion of our sales force. Average headcount in sales and marketing increased 10% from the three months ended September 30, 2016 as compared to the same period in 2017, contributing to a $2.5 million increase in personnel-related costs, consisting of $2.0 million related to increased employee compensation, benefits, commissions, and increased travel costs associated with our direct sales force, and additional stock-based compensation of $0.5 million, for the three months ended September 30, 2017.

General and Administrative

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$7,188	$6,285	$903	14%
Percentage of total revenue	15%	15%

General and administrative expenses increased primarily due to increased stock-based compensation of $0.7 million and an increase in legal, accounting, and insurance fees principally as a result of being a public company of approximately $0.1 million.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$311	$(1,312)	$1,623	(124)%
Foreign exchange gain (loss)	105	(367)	472	(129)

Interest income increased approximately $0.3 million due to higher investment balances. In addition, interest expense decreased by $1.4 million during the three months ended September 30, 2017 as we had no term loan borrowings outstanding during the period. The increase in foreign exchange gain was primarily due to strengthening of the British Pound Sterling, Euro and Australian dollar versus the U.S. dollar during the third quarter of 2017 compared to the same period in 2016.

Provision for income taxes

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(463)	$(114)	$(349)	306%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$112,860	$94,995	$17,865	19%
Professional services	23,292	21,254	2,038	10
Total revenue	$136,152	$116,249	$19,903	17

Subscription revenue increased for the nine months ended September 30, 2017 primarily due to the impact of new customer acquisition. Professional services revenue increased for the nine months ended September 30, 2017 primarily due to an increase in implementation fees associated with the growth in our customer base.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$22,269	$19,960	$2,309	12%
Professional services	21,599	19,780	1,819	9
Total cost of revenue	$43,868	$39,740	$4,128	10
Gross margin:
Subscription	80%	79%
Professional services	7	7
Total gross margin	68	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $2.2 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs of $1.8 million, and additional stock-based compensation of $0.4 million. In addition, amortized software costs increased by $0.4 million and allocated overhead expenses increased by $0.4 million. These increases were offset by decreased consulting fees of $0.5 million. Additionally, the allocation of shared service charges to cost of professional services increased by $0.3 million resulting in a reduction of cost of subscription revenue.

The overall increase in cost of professional services revenue was primarily attributable to an increase in outside services of $1.0 million, due to the planned expansion of our professional services partner ecosystem to further support our customers and to supplement internal staff in providing implementation services in 2017, and an increase in allocated shared services charges from cost of subscription of $0.3 million.

Subscription gross margin for the nine months ended September 30, 2016 increased as a result of an increase in revenue from growth in our customer base and our ability to more efficiently add capacity in our data centers due to previous investments in this infrastructure.

Professional services gross margin was in line for the nine months ended September 30, 2017 compared to the same period in 2016.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$30,060	$26,072	$3,988	15%
Percentage of total revenue	22%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $4.5 million, consisting of increased employee compensation and benefits costs of $3.1 million and additional stock-based compensation of $1.4 million, driven by headcount growth. Average headcount in research and development increased 13% from the nine months ended September 30, 2016 compared to the same period in 2017 to support continued upgrades and enhancements to our platform and applications and to develop new technologies. This increase was offset by decreases in depreciation expense of $0.2 million and capitalized development costs related to our software solutions and internal use software of approximately $0.1 million. Qualifying internally developed software costs, including personnel-related costs, incurred during the application development stage, are capitalized and recorded in property and equipment, net.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$60,983	$54,256	$6,727	12%
Percentage of total revenue	45%	47%

Sales and marketing expenses increased due to the expansion of our sales force and increased allocated overhead costs. Average headcount in sales and marketing increased 12% from the nine months ended September 30, 2016 compared to the same period in 2017, contributing to a $5.9 million increase in personnel-related costs, consisting of increased employee compensation, benefits, commissions, and increased travel costs associated with our direct sales force of $4.8 million, and additional stock-based compensation of $1.1 million.

General and Administrative

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$20,342	$16,969	$3,373	20%
Percentage of total revenue	15%	15%

General and administrative expenses increased primarily due to an increase in personnel-related expenses of $2.3 million, net of allocations, consisting of increased employee compensation, benefits and travel costs of $0.7 million and additional stock-based compensation of $1.6 million, driven by head count growth. Average headcount in general and administrative increased 8% from the nine months ended September 30, 2016 compared to the same period in 2017. Additionally, legal, accounting, and insurance fees increased principally as a result of being a public company by approximately $0.8 million, and rent expense increased by $0.2 million as a result of the expansion of our primary office lease in 2016.

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$811	$(1,746)	$2,557	(146)%
Foreign exchange gain (loss)	173	(774)	947	(122)

Interest income increased approximately $0.8 million due to higher investment balances. In addition, interest expense decreased by $1.8 million during the nine months ended September 30, 2017 as we had no term loan borrowings outstanding during the period. The decrease in foreign exchange loss was primarily due to strengthening of the British Pound Sterling, Euro and Australian dollar versus the U.S. dollar during the nine months ended September 30, 2017 compared to the same period in 2016.

Provision for income taxes

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(614)	$(328)	$(286)	87%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations.

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

Liquidity and Capital Resources

As of September 30, 2017, we had $135.5 million of cash, cash equivalents and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. On September 28, 2016, we closed our IPO of 6,900,000 shares of Class A common stock at an initial price to public of $16.00 per share, resulting in aggregate net proceeds to us of $99.0 million, after deducting underwriting discounts and offering expenses. In 2017, our principal uses of cash are funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

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

Cash Flows

The following table shows cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016

Cash provided by (used in) operating activities	$10,876	$(2,188)
Cash used in investing activities	(33,970)	(8,142)
Cash provided by financing activities	10,924	102,617

Operating Activities

Net cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, foreign currency gains and losses, other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during the nine months ended September 30, 2017 reflected our net loss of $18.7 million, offset by non-cash expenses that included $11.7 million of stock-based compensation and $4.7 million of depreciation and amortization. Working capital sources of cash included a decrease of $12.0 million in accounts receivable, a $3.3 million decrease in prepaid expenses and other current assets and a $0.1 million increase in deferred revenue. These sources of cash were offset by a $2.0 million net decrease in accounts payable, accrued expenses and deferred rent.

Net cash used in operating activities during the nine months ended September 30, 2016 reflected our net loss of $23.6 million, offset by non-cash expenses that included $6.9 million of stock-based compensation and $4.5 million of depreciation and amortization and $0.7 million of loss on extinguishment of debt. Working capital sources of cash included a decrease of $10.3 million in accounts receivable, and a $0.5 million increase in deferred revenue. These sources of cash were offset by a $0.7 million increase in prepaid expenses and other current assets and a $1.2 million net decrease in accounts payable, accrued expenses and deferred rent.

Investing Activities

Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases for computer-related equipment and software, leasehold improvements to leased office facilities and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expands the functionality for customers, or new or expanded functionality for internal use software.

Net cash used in investing activities during the nine months ended September 30, 2017 consisted primarily of $66.2 million in purchases of available-for-sale securities, and $2.8 million of purchased property and equipment and capitalized software development costs, offset by $35.1 million of cash maturities from available-for-sale securities.

Net cash provided by investing activities during the nine months ended September 30, 2016, consisted primarily of $10.8 million in purchases of available-for-sale securities, and $3.5 million of purchased property and equipment and capitalized software development costs, offset by $6.2 million of cash maturities from available-for-sale securities.

Financing Activities

Our financing activities consist primarily of proceeds from the exercise of stock options, proceeds from purchases of Class A common stock under our employee stock purchase plan, and debt borrowings to fund operations. Cash flows used in financing activities consist primarily of payment of IPO costs, loan fees and repayment of capital leases.

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of $8.9 million from proceeds received from option exercises and $2.3 million from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the payment of IPO costs of $0.2 million.

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

Contractual Obligations and Commitments

As of September 30, 2017, our principal obligations consisted of non-cancellable operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 17, 2017, or Form 10-K.

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

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Emerging Growth Company Status

As an “emerging growth company,” or EGC, the Jump-start Our Business Start-ups Act, or JOBS Act, allows us the option to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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

We incurred net losses of $5.2 million and $8.8 million in the three months ended September 30, 2017 and 2016, respectively, and $18.7 million and $23.6 million in the nine months ended September 30, 2017 and 2016, respectively. We had an accumulated deficit of $219.1 million at September 30, 2017. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

We were incorporated in 2007 and introduced our first solution in 2008. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 16% and 26% in the three months ended September 30, 2017 and 2016, respectively, and 17% and 23% in the nine months ended September 30, 2017 and 2016, respectively, compared to the same periods in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three and nine months ended September 30, 2017, 29% and 28%, respectively of our revenue was derived from customers located outside North America, primarily from customers in Europe, compared to 26% and 25% for the same periods in 2016, respectively. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown substantially in a relatively short period of time. Our full-time employee base grew from 709 employees as of September 30, 2016 to 745 employees as of September 30, 2017. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although it is anticipated that the United Kingdom will enact data protection legislation designed to be consistent with the pending European General Data Protection Regulation, it remains unclear whether these or other data protection laws or regulations will be enacted and how data transfers to and from the United Kingdom will be regulated.

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

Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Our executive officers and directors and their related parties, which include funds affiliated with Madrona Venture Group and Shasta Ventures, collectively beneficially own shares representing approximately 79% of the voting power of our outstanding capital stock, as of October 26, 2017. Because of the ten-to-one voting ratio between Class B common stock and Class A common stock, the holders of Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the seventh anniversary of the closing of our IPO and (2) the date on which the Class B common stock ceases to represent at least 25% of our outstanding common stock, on which date all of the shares of Class B common stock will automatically convert to Class A common stock. These holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

As of October 26, 2017, 23,087,064 shares of our Class A common stock were outstanding and 17,301,431 shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, and warrants, of which options, RSUs and warrants to purchase 8,913,297 shares, 1,872,427 shares and 10,604 shares, respectively, were outstanding as of October 26, 2017, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options. On September 23, 2016, we registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of October 26, 2017, the holders of 12,920,398 shares, or approximately 32% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

(a) Exhibits

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

Apptio, Inc.

Date: October 31, 2017	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2017	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)