Form 10-K
period 2017-12-31
Apptio Inc
filed 2018-02-21
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37885

Apptio, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	11100 NE 8th Street, Suite 600	26-1175252
(State or other jurisdiction of incorporation or organization)	Bellevue, WA ,98004 (Address of principal executive offices)	(I.R.S. Employer Identification No.)

(866) 470-0320

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on value registered
Class A Common Stock, par value $0.0001 per share	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2017 as reported by the NASDAQ stock market on such date was approximately $433,665,471. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2018, the number of shares of the registrant’s Class A common stock outstanding was 30,063,886 and the number of shares of the registrant’s Class B common stock outstanding was 12,552,035.

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the impact of competition in our industry and innovation by our competitors;
•	the anticipated trends, growth rates and challenges in our business and in the TBM market;
•	maintaining and expanding our customer base and our relationships with go-to-market partners;
•	our liquidity and working capital requirements;
•	our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;
•	our ability to sell our solutions and expand internationally;
•	our involvement with, and the activities of, the TBM Council;
•	the reliability of the third-party infrastructure on which our solutions depend;
•	our ability to hire and retain necessary qualified employees to expand our operations;
•	our ability to adequately protect our intellectual property;
•	the effect on our business of litigation to which we are or may become a party;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and
•

future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate acquisitions such as our recent acquisition of Digital Fuel SV, LLC.

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

Our growing customer base spans a broad spectrum of industries, including financial services, professional services, technology, energy, consumer goods, manufacturing, healthcare, media, retail and transportation, as well as federal and state government agencies. We offer our solutions on a subscription basis, with subscription fees based on spend managed by our applications and the number of applications or capabilities for which the customer has subscribed. Our customers’ annual IT spend ranges from less than $10 million to billions of dollars.

We formed the Technology Business Management Council, or TBM Council, as a separate non-profit entity in 2012 to foster the growth of the TBM category. The TBM Council has become the leading community for CIOs, IT professionals and IT finance professionals dedicated to advancing the discipline of managing the business of IT, with over 4,500 members as of December 31, 2017. This community establishes industry-endorsed best practices for TBM and helps create a powerful network effect for TBM solutions. Our relationship with the TBM Council helps us introduce a growing body of CIOs and other leaders to the advantages of TBM and to our solutions.

On February 2, 2018, we acquired Digital Fuel SV, LLC, or Digital Fuel, a provider of IT financial management solutions. Except where specifically indicated below, this Form 10-K does not include the results of Digital Fuel’s business.

We had total revenue of $188.5 million, $160.6 million and $129.3 million, in 2017, 2016 and 2015, respectively, reflecting a year-over-year increase of 17% and 24% in 2017 and 2016, respectively. For 2017, 2016 and 2015, our net losses were $25.6 million, $31.6 million and $41.0 million, respectively, as we focused on growing our business.

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

Modular Applications. Our platform currently includes five SaaS applications that can be deployed in a modular fashion. This approach allows customers to realize a rapid time to value and also provides us with a significant opportunity to sell additional applications. Customers gain rapid return on investment from our solutions by making data-driven decisions allowing them to shift expenses from running the business to transforming the business, or by automating processes that the IT organization is currently performing manually. Our applications are:

•

Cost Transparency. The Cost Transparency application allows customers to understand their enterprise’s IT costs to drive better and faster resource investment decisions. Our Cloud Cost Management offering in the Cost Transparency application family enables customers to understand and plan their public cloud investments.

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

Our Growth Strategy

We are pursuing the following strategies to grow our business:

Expand Our Customer Base. We believe the market for TBM solutions is large, growing and under-penetrated. We intend to leverage our strong brand, leadership position, high-profile customer base from a wide range of industries and experienced sales team to target customers with a wide range of IT spend and across industries. As of December 31, 2017, we had approximately 440 customers and we believe there are tens of thousands of potential customers worldwide with an annual IT spend in excess of $10 million that could benefit from our solutions.

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

Continue to Deliver Innovative Products. We have made, and will continue to make, significant investments in product development to enhance the capabilities of our existing applications and expand the number of applications on our extensible platform to address customers’ evolving needs. For example, we launched our IT Financial Management Foundation product in July 2017, to help finance leaders produce accurate budgets in partnership with technology leaders, and in November 2017 we introduced Cloud Cost Management, our new cloud spend optimization offering.

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

Cost Transparency. The Cost Transparency application allows customers to understand their enterprises’ IT costs to drive better and faster resource investment decisions. This understanding is accomplished by putting actionable, current, and trusted information about IT costs at the fingertips of the decision-makers. The Cost Transparency application translates raw financial and IT data into an automated sub-ledger model for IT finance, coupled with real-time and intuitive analytics. IT organizations can then use this information to leverage the best practices in the ATUM standard, or a customized model to ensure that the IT leaders’ cost and key performance indicator, or KPI, categories are directly relevant to the IT business owners. Our Cloud Cost Management offering in the Cost Transparency application family enables customers to understand and plan their public cloud investments both separately and as part of their overall IT spending. By understanding IT costs, IT organizations can replace assumption and emotion with defensible facts.

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

TBM Council

The TBM Council is a non-profit entity that promotes interaction, learning, and the development and improvement of standards and best practices to members, many of which dovetail with our solutions. Our relationship with the TBM Council helps us introduce a growing body of CIOs and other leaders to the advantages of TBM and our solutions, creating a network effect as members exchange information, ideas and experiences with TBM. Our relationship with the TBM Council also enabled development of ATUM, our standardized cost and operational model for the business of IT, which is the first of its kind in our industry. We consider this relationship an important growth catalyst for the TBM category and our business

In an effort to further our and the industry’s understanding of TBM, we formed the TBM Council in April 2012 as a nonprofit professional organization dedicated to advancing TBM. We are deeply invested in the TBM Council and committed to its future success. We are the founding member of the TBM Council, we serve as its technical advisor, and our chief marketing officer is a member of its board of directors. Since its inception, we have invested significant financial and operational resources in the TBM Council’s growth. As a result of our relationship with the TBM Council’s finances and corporate governance, we consolidate the operations of the TBM Council into our financial statements.

Today, the TBM Council has become the leading community for CIOs, IT leaders and IT finance professionals dedicated to advancing the discipline of managing the business of IT, with over 4,500 members as of

December 31, 2017, and a board of directors comprised of IT thought leaders from some of the world’s most respected companies. The TBM Council hosts an annual TBM Conference in the U.S. plus two international conferences to explore best practices that produce greater value, align IT with business goals, and deliver TBM breakthroughs.

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

Customers

As of December 31, 2017, we had approximately 440 customers. We have customers in a wide variety of industries, including financial services, professional services, technology, energy, consumer goods, manufacturing, healthcare, media, retail and transportation. Multiple companies or divisions within a single consolidated enterprise that each have a separate paid subscription for our applications are each treated as a separate customer. Typically, our customer subscription contracts have a one- to three-year term and provide for the purchase of certain applications or capabilities being subscribed for by our customers. For 2017, 2016 and 2015, no single customer represented more than 10% of our revenue.

Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. We believe that the success of our customers is critical to the success of our overall business and therefore we have continued to expand our professional services and partner ecosystem. We actively engage with our existing customer base to assess whether our customers are satisfied and realizing the benefits from our solutions. While these efforts often require a substantial commitment and upfront costs, we believe our investment in professional services will create opportunities to expand our customer relationships over time. In addition, we have made substantial investments to drive increased customer adoption of our solutions and of ATUM. We believe that our efforts to develop more standardized applications will enable us to provide our TBM solutions to a broader set of organizations while reducing the per customer investment required to promote success. For 2017, 2016 and 2015, we derived 18%, 19% and 23%, respectively, of total revenue from professional services.

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

Data Center Operations

We rely heavily on data centers and other technologies and services provided by third parties in order to operate critical functions of our business. We host our applications and serve our customers from multiple redundant data centers in the following geographies: North America, Europe, and Australia. While we procure and operate all infrastructure equipment delivering our applications, the data centers that we use are operated by third parties. In addition, some of our platform and applications are delivered using a Virtual Private Cloud infrastructure built on Amazon Web Services, or AWS.

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

Research and development expenses were $40.6 million, $35.5 million and $30.6 million for 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, we owned eight issued U.S. patents and 16 pending U.S. patent applications. We also owned eight pending counterpart applications worldwide, including three European Patent Office applications, one Australian patent application and four United Kingdom patent applications. The issued U.S. patents that we own are expected to expire between July 2030 and December 2035. We have sole ownership of all of our U.S. patents and pending U.S. patent applications.

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

Data Privacy and Security Laws

Data privacy and security with respect to the collection, use and disclosure of personally identifiable information, or PII, and other forms of data, continue to be the focuses of worldwide legislation and regulation. We are subject to data privacy and security regulation by data protection authorities in the United States (including the states in which we conduct our business) and in other countries where we conduct our business. These regulations include laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, and, in the European Union, the Data Protection Directive and EU member state implementations thereof, which require comprehensive information privacy and security protections for consumers with respect to PII collected about them. The EU also has adopted a General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which will become fully effective on May 25, 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties for noncompliance. We post on our website our privacy policies and practices concerning the processing, use and disclosure of PII, and certify adherence to and compliance with the EU – U.S. Privacy Shield Framework. Our publication of our Privacy Shield certifications, our privacy policy, and other statements we publish regarding privacy and security may subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. We also may be bound from time to time by contractual obligations, including model contract provisions approved by the European Commission, that impose additional restrictions on our handling of PII. The various privacy and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our applications or platform, and we may need to take additional measures to comply with such changes in legal obligations and to maintain and improve our information security posture in an effort to avoid information security incidents or breaches affecting PII or other sensitive or proprietary data.

Employees

As of December 31, 2017, we had 753 full-time employees globally, of which 617 work in the U.S. and 136 work internationally. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages, and we consider out relations with our employees to be good.

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

We incurred net losses of $25.6 million, $31.6 million and $41.0 million in 2017, 2016 and 2015, respectively. We had an accumulated deficit of $225.9 million at December 31, 2017. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

We were incorporated in 2007 and introduced our first solution in 2008. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 17%, 24% and 21% in 2017, 2016 and 2015, respectively, compared to the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, a decrease in the professional services needed to deploy our applications, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the years ended December 31, 2017, 2016, and 2015, 28%, 25% and 22%, respectively of our revenue was derived from customers located outside North America, primarily from customers in Europe. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 731 employees as of December 31, 2016 to 753 employees as of December 31, 2017. Our growth has placed, and will continue to place, a strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. In the EU, where companies must meet specified privacy and security standards, Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly referenced as the Data Protection Directive, and EU member state implementations of the Data Protection Directive, require comprehensive information privacy and security protections for consumers with respect to PII collected about them. The EU has adopted a General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which will become fully effective on May 25, 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties for noncompliance.

An October 2015 ruling of the Court of Justice of the EU, the EU’s highest court, invalidated the EU – U.S. Safe Harbor Framework as a method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area, or EEA. As a result of this ruling, we have entered into contractual provisions with certain European customers that impose additional obligations on us with respect to our handling of PII from the EEA. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the Privacy Shield Framework. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our Privacy Shield filing, our privacy policy, and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Additionally, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of PII and other data.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the two-year withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the European Union’s European General Data Protection Regulation. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation.

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

We may choose to expand by making acquisitions that could be material to our business. To date, we have completed two acquisitions, one minor acquisition in 2012 and the Digital Fuel acquisition in 2018, and our ability as an organization to successfully acquire and integrate technologies or businesses is limited. Acquisitions involve many risks, including the following:

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

•	an acquisition may disrupt our ongoing business, divert resources, increase expenses and distract management;
•	an acquisition may disrupt existing or potential new partner relationships;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the recently adopted Tax Cuts and Jobs Act of 2017, or the Tax Act, contains many significant changes to U.S. tax laws, including changes in corporate tax rates, the taxation of foreign earnings, and the deductibility of certain expenses. We have performed preliminary analyses of the impacts of the Tax Act using information available at this time regarding our deferred tax assets and liabilities and taxation of foreign earnings.  The impact of the Tax Act may differ from our initial estimates due to, among other things, changes in interpretations and assumptions we have made, Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. The effects of Tax Act provisions are still being evaluated by management, and this report does not purport to disclose all effects of the Tax Act which could have material positive or negative impacts on our current or future tax position. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.  In addition, taxation of cloud-based applications is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our platform or applications in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our software. Any or all of these events could harm our business and operating results.

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

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $207.9 million, which will expire between 2028 and 2036. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We may experience such an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, our ability to utilize the net operating losses or other tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation, which could potentially result in increased future tax liability to us.

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

In March 2017, the government of the United Kingdom formally initiated the withdrawal process from the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

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

Our Class B common stock has 10 votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Our executive officers and directors and their related parties, which include funds affiliated with Madrona Venture Group and Shasta Ventures, collectively beneficially own shares representing approximately 81% of the voting power of our outstanding capital stock, as of December 31, 2017. Because of the ten-to-one voting ratio between Class B common stock and Class A common stock, the holders of Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the seventh anniversary of the closing of our IPO and (2) the date on which the Class B common stock ceases to represent at least 25% of our outstanding common stock, on which date all of the shares of Class B common stock will automatically convert to Class A common stock. These holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of shares of Class B common stock into shares of Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include our executive officers and directors and their affiliates.

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

As of December 31, 2017, 27,402,965 shares of our Class A common stock were outstanding and 14,709,981 shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, and warrants, of which options, RSUs and warrants to purchase 7,490,344 shares, 2,029,802 shares and 10,604 shares, respectively, were outstanding as of December 31, 2017, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options. We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of December 31, 2017, the holders of 10,437,088 shares, or approximately 25% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the closing of our IPO, although, if we have more than $1.07 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day in June, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

	2017
	High	Low
Fourth quarter	$25.49	$18.16
Third quarter	$18.53	$16.07
Second quarter	$18.34	$10.77
First quarter	$18.97	$11.22
	2016
	High	Low
Fourth quarter	$22.10	$15.30
Third quarter (beginning on September 23, 2016)	$24.60	$20.91

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

Stockholders

As of January 31, 2018, there were 18 stockholders of record of our Class A common stock,  which includes The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 66 stockholders of record of our Class B common stock.

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

	Base Period
	9/23/2016	10/31/2016	12/31/2016	2/28/2017	4/30/2017	6/30/2017	8/31/2017	10/31/2017	12/31/2017
Apptio, Inc.	100	87.49	82.17	57.61	57.87	76.94	78.94	107.54	104.30
NASDAQ Composite	100	97.86	101.79	110.37	114.73	116.77	122.50	128.33	131.96
NASDAQ Computer Services	100	98.32	105.50	114.19	109.37	111.41	110.57	118.63	119.32

The closing price of our Class A common stock on December 29, 2017, the last day of our 2017 fiscal year, was $23.52 per share.

Item 6. Selected Financial Data.

We derived the following selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the year ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue
Subscription	$155,417	$130,061	$99,924	$78,719	$54,206
Professional services	33,102	30,508	29,327	27,896	19,562
Total revenue	188,519	160,569	129,251	106,615	73,768
Cost of revenue
Subscription (1)	29,650	27,298	23,457	14,686	8,325
Professional services (1)	28,903	26,862	25,720	25,731	19,034
Total cost of revenue	58,553	54,160	49,177	40,417	27,359
Gross profit	129,966	106,409	80,074	66,198	46,409
Operating expenses
Research and development (1)	40,550	35,475	30,553	23,099	17,804
Sales and marketing (1)	87,949	75,856	71,337	60,775	43,415
General and administrative (1)	27,706	23,229	17,763	14,245	8,597
Total operating expenses	156,205	134,560	119,653	98,119	69,816
Loss from operations	(26,239)	(28,151)	(39,579)	(31,921)	(23,407)
Other income (expense)
Interest (expense) income and other, net	1,204	(1,533)	(18)	2	(51)
Foreign exchange loss	(25)	(1,417)	(1,301)	(697)	(163)
Loss before provision for income taxes	(25,060)	(31,101)	(40,898)	(32,616)	(23,621)
Provision for income taxes	(561)	(452)	(109)	(256)	(114)
Net loss	$(25,621)	$(31,553)	$(41,007)	$(32,872)	$(23,735)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.61)	$(3.24)	$(2.72)	$(2.11)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted (2)	39,754	19,595	12,653	12,080	11,256

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue
Subscription	$1,218	$891	$482	$220	$75
Professional services	1,131	820	738	609	314
Operating expenses
Research and development	4,491	2,977	2,283	1,465	836
Sales and marketing	4,614	3,132	2,477	2,006	1,047
General and administrative	4,616	2,639	1,835	1,466	789

Total stock-based compensation	$16,070	$10,459	$7,815	$5,766	$3,061

(2)

Immediately prior to the completion of our IPO on September 28, 2016, 18.2 million shares of convertible preferred stock were converted and reclassified to Class B common stock. In addition, immediately prior to the completion of the IPO,  a warrant to purchase 27,321 shares of convertible preferred stock was converted to a warrant to purchase 27,321 shares of Class B common stock, and 25,658 shares of our Class B common stock was issued upon the net exercise of this warrant.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,069	$42,007	$17,256	$19,686	$35,816
Working capital, excluding deferred revenue (1)	199,839	124,286	61,544	66,574	77,198
Total assets	234,251	194,782	99,151	108,462	110,509
Deferred revenue, current and non-current	119,301	100,139	83,225	63,289	46,259
Preferred stock warrant liability	—	—	414	357	241
Convertible preferred stock	—	—	133,809	133,809	133,809
Accumulated deficit	(225,945)	(200,324)	(168,771)	(127,764)	(94,892)
Total stockholders’ equity (deficit)	88,250	71,568	(142,261)	(111,827)	(86,147)

(1)	Working capital is calculated as the difference between total current assets and total current liabilities, excluding deferred revenue.

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 28%, 25% and 22% of total revenue in 2017, 2016 and 2015, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 10 of the notes to our consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more. Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth. We had 753 and 731 employees as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the average annual subscription contract value from all active customers was approximately $400,000. Average annual subscription contract value has been affected by the fact that, prior to 2014, our sales force focused on selling our entire technology platform to customers, generally with very large IT spend, which resulted in fewer, but larger, deals as compared to today. Add-on sales to existing customers were not a primary focus. Beginning in 2014, our sales force began to focus on selling discrete applications rather than our entire platform to a broader range of customers in the Global 10,000. Under this approach, we often sell one or two applications initially and subsequently target sales opportunities for additional applications. As a result, although some period-to-period variability may be introduced with one or more large contracts, we expect average annual contract value of newly acquired customers to decrease for the foreseeable future.

We had total revenue of $188.5 million, $160.6 million, and $129.3 for the years ended December 31, 2017, 2016 and 2015, respectively, reflecting year-over-year increases of 17% and 24%. Subscription revenue was $155.4 million, $130.1 million and $99.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, reflecting year-over-year increases of 19% and 30%. We incurred net losses of $25.6 million, $31.6 million and $41.0 million, respectively. We had an accumulated deficit of $225.9 million as of December 31, 2017. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Recent Developments

On February 2, 2018, we acquired all outstanding membership interests of Digital Fuel SV, LLC, or Digital Fuel. The Company acquired Digital Fuel to extend its leadership of the Technology Business Market and broaden our customer base. Our accounting and analysis of this transaction is pending completion. The total estimated consideration for Digital Fuel was $42.5 million, comprised of $38.3 million in cash, subject to certain post-closing adjustments provided for in the Purchase Agreement, and 176,406 shares of Apptio’s Class A common stock.

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. Our net subscription dollar retention rate was approximately 102% and 98% for each of the 12 month periods ending December 31, 2017 and 2016, respectively.

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

A typical new customer implementation takes three to five months depending on the customer’s complexity and timeliness. All professional services fees that are billed in advance of service are recorded in deferred revenue. Our professional services engagements are priced on either a time-and-materials basis or on a fixed-fee basis. In addition, sometimes partners will perform implementation services directly to our customers for which we do not receive professional services revenue. For time-and-materials arrangements, we recognize revenue as hours are worked at the stated hourly rate. For fixed-fee arrangements, we recognize professional services revenue using the percentage of completion method measured on an hours incurred basis. Professional services yield lower gross margins than subscriptions due to the labor-intensive nature of professional services.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing employees, including sales commissions and incentives, employee benefits and stock-based compensation expense, marketing programs for lead generation, the costs associated with TBM Council activities and allocated overhead costs. We immediately expense sales commissions related to acquiring new customers and subsequent renewals from existing customers. We expect sales and marketing expenses to continue to increase and continue to be our largest component of operating expenses for the foreseeable future as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations and build brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over the long-term, although sales and marketing expenses may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs and related expenses, including payroll, employee benefits and stock-based compensation expense for executive, finance, legal, human resources, and administrative personnel, professional fees for external legal, accounting and other consulting services and allocated overhead costs. We expect general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs of compliance associated with being a publicly traded company, including increased legal, audit and consulting fees. Although general and administrative expenses may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses, in the near term, general and administrative expenses may increase modestly as a percentage of total revenue; however, we expect general and administrative expenses to decrease modestly as a percentage of total revenue over the long-term as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

Other Income (Expense)

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net consists primarily of interest income derived from our available-for-sale investments, offset by interest expense on our capital leases. Fiscal year 2016 also included interest expense on debt.

Foreign Exchange Loss. Foreign exchange loss consists primarily of foreign currency remeasurement and transaction gains and losses related to the impact of transactions denominated in a currency other than the functional currency (U.S. dollars). As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this trend to continue.

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

Our definitions may differ from the definitions used by other companies, and therefore, comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our free cash flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The following table provides a reconciliation of net cash used in operating activities to free cash flow:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$9,356	$(3,994)	$(10,591)
Less: purchases of property and equipment	(3,603)	(5,402)	(7,643)
Free cash flow	$5,753	$(9,396)	$(18,234)
Net cash (used in) provided by investing activities	$(22,406)	$(74,644)	$6,658
Net cash provided by financing activities	$25,963	$101,152	$1,455

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue
Subscription	$155,417	$130,061	$99,924
Professional services	33,102	30,508	29,327
Total revenue	188,519	160,569	129,251
Cost of revenue
Subscription (1)	29,650	27,298	23,457
Professional services (1)	28,903	26,862	25,720
Total cost of revenue	58,553	54,160	49,177
Gross profit	129,966	106,409	80,074
Operating expenses
Research and development (1)	40,550	35,475	30,553
Sales and marketing (1)	87,949	75,856	71,337
General and administrative (1)	27,706	23,229	17,763
Total operating expenses	156,205	134,560	119,653
Loss from operations	(26,239)	(28,151)	(39,579)
Other income (expense)
Interest income (expense) and other, net	1,204	(1,533)	(18)
Foreign exchange loss	(25)	(1,417)	(1,301)
Loss before provision for income taxes	(25,060)	(31,101)	(40,898)
Provision for income taxes	(561)	(452)	(109)
Net loss	$(25,621)	$(31,553)	$(41,007)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue
Subscription	$1,218	$891	$482
Professional services	1,131	820	738
Operating expenses
Research and development	4,491	2,977	2,283
Sales and marketing	4,614	3,132	2,477
General and administrative	4,616	2,639	1,835

Total stock-based compensation	$16,070	$10,459	$7,815

	Years Ended December 31,
	2017	2016	2015
	(as a percentage of total revenue)
Revenue
Subscription	82%	81%	77%
Professional services	18	19	23
Total revenue	100	100	100
Cost of revenue
Subscription	16	17	18
Professional services	15	17	20
Total cost of revenue	31	34	38
Gross profit	69	66	62
Operating expenses
Research and development	22	22	24
Sales and marketing	46	47	55
General and administrative	15	15	14
Total operating expenses	83	84	93
Loss from operations	(14)	(18)	(31)
Other income
Interest income (expense) and other, net	1	(1)	—
Foreign exchange loss	—	(1)	(1)
Loss before provision for income taxes	(13)	(20)	(32)
Provision for income taxes	(1)	—	—
Net loss	(14)%	(20)%	(32)%

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016

Revenue

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Subscription	$155,417	$130,061	$25,356	19%
Professional services	33,102	30,508	2,594	9
Total revenue	$188,519	$160,569	$27,950	17

Subscription revenue increased for the year ended December 31, 2017 primarily due to the impact of new customer acquisition and sales of additional applications to existing customers. Professional services revenue increased for the year ended December 31, 2017 primarily due to an increase in implementation fees associated with growth in our customer base.

Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$29,650	$27,298	$2,352	9%
Professional services	28,903	26,862	2,041	8
Total cost of revenue	$58,553	$54,160	$4,393	8
Gross margin:
Subscription	81%	79%
Professional services	13	12
Total gross margin	69	66

The overall increase in cost of subscription revenue was primarily attributable to increased personnel-related costs of $3.4 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs of $3.1 million, and additional stock-based compensation of $0.3 million. In addition, allocated overhead expenses, which are allocated based on headcount, increased by $0.5 million. These increases were offset by decreased consulting fees of $0.6 million. Additionally, the allocation of shared service charges to cost of professional services increased by $1.4 million resulting in a reduction of cost of subscription revenue.

The overall increase in cost of professional services revenue was primarily attributable to an increase in outside services of $0.5 million, due to an increase in the use of third parties to supplement internal staff in providing implementation services in 2017, and an increase in allocated shared services charges from cost of subscription of $1.4 million. These increases were offset by a decrease in personnel-related costs consisting of employee compensation, benefits and travel costs of $0.3 million driven by a reduction in headcount due to a shift toward utilizing more third parties to provide implementation services.

Subscription gross margin increased as a result of an increase in revenue from growth in our customer base, and our ability to more efficiently add capacity in our data centers due to previous investments in this infrastructure.

Professional services gross margin increased primarily due to higher revenue from the TBMC Conference and marginally higher effective bill rates for projects delivered during the year ended December 31, 2017 as compared to 2016. The effective bill rate may vary period over period based on the composition of projects being delivered.

Operating Expenses

Research and Development

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$40,550	$35,475	$5,075	14%
Percentage of total revenue	22%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $5.4 million, consisting of increased employee compensation and benefits driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs of $3.9 million, and additional stock-based compensation of $1.5 million. Average headcount in research and development increased 6% from December 31,

2016 to December 31, 2017 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Sales and marketing	$87,949	$75,856	$12,093	16%
Percentage of total revenue	46%	47%

Sales and marketing expenses increased due to the expansion of our sales force and increased allocated overhead costs. Total headcount in sales and marketing increased 8% from December 31, 2016 to December 31, 2017, contributing to a $9.7 million net increase in personnel-related costs, consisting of $8.2 million of increased employee compensation, benefits, commissions, and increased travel costs, and additional stock-based compensation of $1.5 million.

General and Administrative

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
General and administrative	$27,706	$23,229	$4,477	19%
Percentage of total revenue	15%	15%

General and administrative expenses increased primarily due to an increase of $2.8 million in personnel-related expenses, net of allocations, consisting of increased employee compensation, benefits and travel costs of $0.8 million and additional stock-based compensation of $2.0 million. Additionally, legal, accounting, and insurance fees increased principally as a result of being a public company by approximately $0.8 million, and rent expense increased by $0.3 million as a result of the expansion of our primary office lease in 2016.

Other Income (Expense)

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$1,204	$(1,533)	$2,737	(179)%
Foreign exchange loss	(25)	(1,417)	1,392	(98)

Interest income increased approximately $0.9 million due to higher investment balances. In addition, interest expense decreased by $1.8 million during the year ended December 31, 2017 as we had no term borrowings outstanding during the period. The decrease in foreign exchange loss was primarily due to the strengthening of the British Pound Sterling, EURO and Australian dollar against the U.S. dollar during the year ended December 31, 2017 as compared to the same period in 2016.

Provision for income taxes

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Provision for income taxes	$(561)	$(452)	$(109)	24%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Subscription	$130,061	$99,924	$30,137	30%
Professional services	30,508	29,327	1,181	4
Total revenue	$160,569	$129,251	$31,318	24

Subscription revenue increased for the year ended December 31, 2016 primarily due to the impact of new customer acquisition and sales of additional applications to existing customers. Professional services revenue increased for the year ended December 31, 2016 primarily due to an increase in implementation fees associated with growth in our customer base.

Cost of Revenue and Gross Margin

	Twelve Months Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$27,298	$23,457	$3,841	16%
Professional services	26,862	25,720	1,142	4
Total cost of revenue	$54,160	$49,177	$4,983	10
Gross margin:
Subscription	79%	77%
Professional services	12	12
Total gross margin	66	62

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

Operating Expenses

Research and Development

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Research and development	$35,475	$30,553	$4,922	16%
Percentage of total revenue	22%	24%

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

Sales and Marketing

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Sales and marketing	$75,856	$71,337	$4,519	6%
Percentage of total revenue	47%	55%

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

General and Administrative

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
General and administrative	$23,229	$17,763	$5,466	31%
Percentage of total revenue	15%	14%

General and administrative expenses increased primarily due to a 22% increase in headcount from December 31, 2015 to December 31, 2016 to support our overall growth. This increase in headcount resulted in an increase of $4.8 million in personnel-related expenses, net of allocations, consisting of increased employee compensation, benefits and travel costs.

Other Income (Expense)

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$(1,533)	$(18)	$(1,515)	NM*
Foreign exchange gain (loss)	(1,417)	(1,301)	(116)	9%
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

Provision for income taxes

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(dollars in thousands)
Provision for income taxes	$(452)	$(109)	$(343)	315%

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

Liquidity and Capital Resources

As of December 31, 2017, we had $149.0 million of cash and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. On September 28, 2016, we closed our IPO of 6,900,000 shares of Class A common stock at an initial price to public of $16.00 per share, resulting in aggregate net proceeds to us of $99.0 million, after deducting underwriting discounts and offering expenses. In 2017, our principal uses of cash were funding operations and other working capital requirements. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

We believe that existing cash and investments, any positive cash flows from operations and available borrowings under our credit facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked, and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all.

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

Cash Flows

The following table shows cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015

Cash provided by (used in) operating activities	$9,356	$(3,994)	$(10,591)
Cash (used in) provided by investing activities	(22,406)	(74,644)	6,658
Cash provided by financing activities	25,963	101,152	1,455

Operating Activities

Net cash provided by (used in) operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, foreign currency gains and losses, other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during 2017 reflected our net loss of $25.6 million, offset by non-cash expenses that included $16.1 million of stock-based compensation, and $6.1 million of depreciation and amortization. Working capital sources of cash included a $19.2 million increase in deferred revenue and a $3.3 million decrease in prepaid expenses and other current assets. These sources of cash were offset by an increase of $10.8 million in accounts receivable, primarily due to increased billings to customers in the fourth quarter of 2017 compared to the same period in 2016, and a $1.0 million net decrease in accounts payable, accrued expenses and deferred rent

Net cash used in operating activities during 2016 primarily reflected our net loss of $31.6 million, offset by non-cash expenses that included $10.5 million of stock-based compensation and $6.0 million of depreciation and amortization, and $0.7 million of loss on extinguishment of debt. Working capital sources of cash included a $16.9 million increase in deferred revenue and a $2.0 million net increase in accounts payable, accrued expenses and deferred rent. These sources of cash were offset by an increase of $5.8 million in accounts receivable, primarily due to increased billings to customers in the fourth quarter of 2016 compared to the same period in 2015, and $3.6 million increase in prepaid expenses and other current assets.

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

Investing Activities

Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases for computer-related equipment, leasehold improvements to leased office facilities and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expands the functionality for internal use software.

Net cash used in investing activities during 2017 consisted primarily of $69.2 million in purchases of available-for-sale securities, and $3.6 million of purchased property and equipment and capitalized software development costs, offset by $50.5 million of cash maturities from available-for-sale securities.

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

Financing Activities

Our financing activities consist primarily of proceeds from the exercise of stock options, proceeds from purchases of Class A common stock under our employee stock purchase plan, proceeds from our IPO and debt borrowings to fund our operations. Cash flows used in financing activities consist primarily of payment of IPO costs, repayment of capital leases and repayment of debt borrowings.

Net cash provided by financing activities for 2017 consisted primarily of $21.9 million from proceeds received from option exercises and $4.4 million from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the repayment of $0.2 million in payment of IPO costs.

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

Contractual Obligations and Commitments

As of December 31, 2017, our principal obligations consisted of obligations under non-cancellable operating leases that expire at various dates through 2023. Purchase obligations include certain other non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included.

	Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than five Years
	(in thousands)

Capital leases (1)	$49	$22	$27	$—	$—
Operating leases	19,692	4,439	7,720	7,226	307
Purchase obligations	2,283	1,107	1,176	—	—
	$22,024	$5,568	$8,923	$7,226	$307

(1)	Includes interest totaling $2,000.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Fees for in-person training are billed in advance of the training and are recognized in the period the training occurs. Conference registration and sponsorship fees are for TBM Council conferences and related TBM Council activities. Registration fees for TBM Council conferences are billed in advance of the conference and are recognized in the period the conference occurs. TBM Council sponsorship fees are billed in advance and are recognized in the period the sponsorship activities occur, or ratably over the contractual period if the sponsorship entails ongoing activities beyond a single event.

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

•

Expected Term. The expected term of equity awards represents the period that stock-based awards are expected to be outstanding. We estimate the expected term based on historical exercise activity for our company. The expected term for Employee Stock Purchase Plan shares is equivalent to the offering period.

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

In addition to the assumptions used in the Black-Scholes option pricing model, we elected to estimate a forfeiture rate to calculate the stock-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-09 Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. We elected to early adopt this new standard in the second quarter of 2017. The adoption of this standard did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this new standard as of January 1, 2017. As of December 31, 2016, we had accumulated excess tax benefits from temporary differences resulting from the amount and timing of stock-based compensation expense recorded in our financial statements compared to deductions on our income tax return from the award compensation that reduces the net operating loss deferred tax asset. We provided a full valuation allowance against our net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon adoption of this standard, the stock-based compensation excess tax benefit was eliminated, resulting in an increase to the net operating loss deferred tax asset, with a corresponding increase in the valuation allowance. We elected to continue to estimate the number of share-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of stock-based compensation expense to be recognized each period. The adoption of this standard did not have a material impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public entities, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. For all other entities, the new standard is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods beginning after December 15, 2020. Early application of the amendments is permitted for all entities. We are currently evaluating the impact this guidance will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. For public entities, ASU 2014-09, as amended, is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

We are in the process of finalizing our assessment of the new standard, including ascribing the appropriate amortization period to the respective commission costs. We adopted the requirements of the new standard on January 1, 2018 and will utilize the full retrospective transition method.

The impact of adopting this standard on 2017 and 2016 subscription and services revenue is not material. The primary impact of the standard will be the requirement to capitalize certain contract costs, such as commissions, which are currently being expensed as incurred. Because these costs will now be capitalized and amortized over the period benefited by the transaction, we expect that adoption of this standard will result in marginally lower sales and marketing expense in scenarios where current period sales results are higher than the prior period sales results. In scenarios where current period sales results are lower than the prior period sales results, we expect sales and marketing expenses will be marginally higher than if we had expensed these selling costs as incurred. Under the new standard, we will defer commission costs to obtain customer subscription contracts and will amortize these costs over a period of benefit that we have determined to be four years for new subscriptions, and over the term of the respective subscription for renewals of subscription agreements. Commissions on service arrangements will continue to be expensed as incurred as the term for these arrangements is typically less than 12 months. We expect this to materially reduce annual sales and marketing expenses.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of December 31, 2017 and 2016	67

Consolidated Statements of Operations for the Years ended December 31, 2017, 2016 and 2015	68

Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2017, 2016 and 2015	69

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2017, 2016 and 2015	70

Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016 and 2015	71

Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apptio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apptio, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 21, 2018

We have served as the Company’s auditor since 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$55,069	$42,007
Short-term investments	93,901	36,741
Accounts receivable, net of allowance for doubtful accounts
of $413 and $122	68,782	58,587
Prepaid expenses and other current assets	5,079	5,440
Total current assets	222,831	142,775
Long-term assets
Property and equipment, net of accumulated depreciation
of $21,924 and $17,091	10,437	12,827
Long-term investments	—	38,446
Other long-term assets	983	734
Total assets	$234,251	$194,782
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,598	$3,574
Accrued payroll and other expenses	16,481	14,073
Deferred revenue	116,831	97,885
Deferred rent	892	799
Capital leases	21	43
Total current liabilities	139,823	116,374
Long-term liabilities
Deferred revenue, net of current portion	2,470	2,254
Deferred rent, net of current portion	3,483	4,360
Capital leases, net of current portion	26	51
Asset retirement obligation	199	175
Total liabilities	146,001	123,214
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B Common stock	4	4
Additional paid-in capital	314,301	271,982
Accumulated other comprehensive loss	(110)	(94)
Accumulated deficit	(225,945)	(200,324)
Total stockholders’ equity	88,250	71,568
Total liabilities and stockholders' equity	$234,251	$194,782

The accompanying notes are an integral part of these consolidated financial statements.

Apptio, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue
Subscription	$155,417	$130,061	$99,924
Professional services	33,102	30,508	29,327
Total revenue	188,519	160,569	129,251
Cost of revenue
Subscription	29,650	27,298	23,457
Professional services	28,903	26,862	25,720
Total cost of revenue	58,553	54,160	49,177
Gross profit	129,966	106,409	80,074
Operating expenses
Research and development	40,550	35,475	30,553
Sales and marketing	87,949	75,856	71,337
General and administrative	27,706	23,229	17,763
Total operating expenses	156,205	134,560	119,653
Loss from operations	(26,239)	(28,151)	(39,579)
Other income (expense)
Interest income (expense) and other, net	1,204	(1,533)	(18)
Foreign exchange loss	(25)	(1,417)	(1,301)
Loss before provision for income taxes	(25,060)	(31,101)	(40,898)
Provision for income taxes	(561)	(452)	(109)
Net loss	$(25,621)	$(31,553)	$(41,007)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.61)	$(3.24)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	39,754	19,595	12,653

The accompanying notes are an integral part of these consolidated financial statements.

Apptio, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(25,621)	$(31,553)	$(41,007)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(16)	(94)	(2)
Total comprehensive loss	$(25,637)	$(31,647)	$(41,009)

The accompanying notes are an integral part of these consolidated financial statements.

Apptio, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

							Accumulated Other
	Convertible Preferred Stock		Class A and B Common Stock		Additional		Comprehensive	Total Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)

Balances at January 1, 2015	18,240	$133,809	12,310	$1	$15,934	$(127,764)	$2	$(111,827)
Stock option exercises	—	—	587	—	2,670	—	—	2,670
Stock-based compensation	—	—	—	—	7,815	—	—	7,815
Issuance of common stock warrants	—	—	—	—	90	—	—	90
Comprehensive loss	—	—	—	—	—	(41,007)	(2)	(41,009)
Balances at December 31, 2015	18,240	133,809	12,897	1	26,509	(168,771)	—	(142,261)
Proceeds from initial public offering, net of underwriters' discounts	—	—	6,900	1	102,671	—	—	102,672
Initial public offering costs	—	—	—	—	(3,698)	—	—	(3,698)
Conversion of preferred stock to Class B common stock	(18,240)	(133,809)	18,240	2	133,807	—	—	133,809
Issuance of common stock warrants	—	—	—	—	285	—	—	285
Exercise of warrants	—	—	40	—	616	—	—	616
Stock option exercises	—	—	261	—	1,333	—	—	1,333
Stock-based compensation	—	—	—	—	10,459	—	—	10,459
Comprehensive loss	—	—	—	—	—	(31,553)	(94)	(31,647)
Balances at December 31, 2016	—	—	38,338	4	271,982	(200,324)	(94)	71,568
Stock option exercises	—	—	3,335	—	21,868	—	—	21,868
Vesting of restricted stock units	—	—	128	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	312	—	4,381	—	—	4,381
Stock-based compensation	—	—	—	—	16,070	—	—	16,070
Comprehensive loss	—	—	—	—	—	(25,621)	(16)	(25,637)
Balances at December 31, 2017	—	$—	42,113	$4	$314,301	$(225,945)	$(110)	$88,250

The accompanying notes are an integral part of these consolidated financial statements.

Apptio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(25,621)	$(31,553)	$(41,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,101	5,988	6,486
Amortization of premiums on investments	35	38	87
(Gain) loss on disposal of property and equipment	(4)	25	(9)
Stock-based compensation	16,070	10,459	7,815
Accretion of capitalized loan fees	18	136	62
Loss on extinguishment of debt	—	722	—
Remeasurement of preferred stock warrant liability	—	202	57
Foreign exchange loss	25	412	—
Change in operating assets and liabilities
Accounts receivable	(10,784)	(5,765)	(6,193)
Prepaid expenses and other assets	3,338	(3,606)	(970)
Accounts payable	2,242	278	666
Accrued expenses	(428)	1,626	2,095
Deferred revenue	19,163	16,908	19,936
Deferred rent	(799)	136	384
Net cash provided by (used in) operating activities	9,356	(3,994)	(10,591)
Cash flows from investing activities
Purchases of property and equipment	(3,603)	(5,402)	(7,643)
Proceeds from sales of equipment	24	—	—
Proceeds from maturities of investments	50,457	6,245	16,839
Purchases of investments	(69,222)	(75,303)	(2,715)
Payments for security deposits	(62)	(184)	177
Net cash (used in) provided by investing activities	(22,406)	(74,644)	6,658
Cash flows from financing activities
Proceeds from exercises of common stock options	21,868	1,333	2,670
Proceeds from purchases of stock under employee stock purchase plan	4,381	—	—
Proceeds from initial public offering, net of underwriting discounts	—	102,672	—
Payment of initial public offering costs	(243)	(2,362)	(1,092)
Proceeds from long-term debt	—	20,000	—
Principal payments on long-term debt	—	(20,000)	—
Payment of debt prepayment fees	—	(200)	—
Principal payments on capital lease obligations	(43)	(43)	(45)
Payment of capitalized loan fees	—	(248)	(78)
Net cash provided by financing activities	25,963	101,152	1,455
Foreign currency effect on cash, cash equivalents and restricted cash	149	(263)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,062	22,251	(2,515)
Cash, cash equivalents and restricted cash
Beginning of period	42,007	19,756	22,271
End of period	$55,069	$42,007	$19,756
Supplemental disclosures
Cash paid for interest	$1	$771	$13
Purchases under capital lease obligations	—	—	102
Property and equipment additions in accounts payable and accrued expenses	453	639	234
Leasehold improvements paid directly by lessor	—	356	—
Non-cash warrants issued as debt issuance costs	—	285	90
Initial public offering costs in accounts payable and accrued expenses	—	244	881
Non-cash preferred stock warrant exercise	—	616	—

The accompanying notes are an integral part of these consolidated financial statements.

Apptio, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Operations and Summary of Significant Accounting Policies

Operations

Apptio, Inc. or the Company, was incorporated on October 2, 2007 and is headquartered in Bellevue, Washington. The Company develops and sells Technology Business Management, or TBM, solutions. The Company’s cloud-based platform and SaaS applications enable IT leaders to analyze, optimize and plan technology investments, and benchmark their financial and operational performance against peers. The Company operates in the United States, the United Kingdom, Germany, Denmark, the Netherlands, Australia, Canada, France, Singapore and Italy.

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

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

competition from alternative products and services, including from larger companies that have greater name recognition, longer operating histories, more and better established customer relationships and greater resources than the Company; and the ability to raise additional capital to support future growth. Since inception through December 31, 2017, the Company has incurred losses from operations, and accumulated a deficit of $225.9 million, and has been dependent on equity and debt financing to fund operations.

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

Fair Value of Financial Instruments

At December 31, 2017 and 2016 the Company has the following financial instruments: cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities.

The fair value of the Company’s accounts receivable, accounts payable, and certain accrued liabilities approximates their respective carrying amounts. The Company measures its cash equivalents, marketable securities,

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

and preferred stock warrants using the fair value measurement principles under GAAP, which requires that fair value be based on the assumptions that market participants would use when pricing an asset or liability.

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

Activity within the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2017	2016	2015

Balance at beginning of period	$122	$289	$450
Charges, net of reversals	291	(93)	(3)
Write-offs	—	(74)	(158)
Balance at end of period	$413	$122	$289

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company has credit risk regarding trade accounts receivable. No individual customer represented more than 10% of accounts receivable at December 31, 2017 or 2016. No individual customer represented more than 10% of revenue during 2017, 2016 or 2015.

Advertising

Advertising costs are charged to operations as incurred or the first time the advertising takes place, based on the nature of the advertising, and include direct marketing, events, public relations, sales collateral materials and

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

partner programs. Advertising expenses were approximately $7.7 million, $7.4 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest Expense

Interest expense in 2017 consists of interest on capital leases. In 2016 and 2015, interest expense consists of interest on capital leases and debt, and fair value adjustments for the Company’s preferred stock warrant liability. No interest was capitalized during 2017, 2016 or 2015.

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

In 2014, the Company recorded an asset retirement obligation related to certain leased facilities and a corresponding leasehold improvement which is depreciated over the expected term of the lease. The asset retirement obligation in total, and the period over period changes for the years ended December 31, 2017, 2016 and 2015, are immaterial to the financial statements.

Preferred Stock Warrant Liability

The Company classified its warrants to purchase preferred stock as a liability. The Company adjusted the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The preferred stock warrant liability was included on the Company’s consolidated balance sheets and its warrant revaluation was recorded as interest expense and is included in interest income (expense) and other, net. Immediately prior to the completion of the IPO, the warrant to purchase shares of convertible preferred stock was converted to a warrant to purchase shares of Class B common stock and was no longer classified as a liability on the Company’s consolidated balance sheets. On September 26, 2016, the warrant holder exercised the warrant and the Company issued shares of Class B common stock through a cashless exercise of the warrant, in accordance with its terms. See Note 5 for additional information.

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

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company determines VSOE of selling price based on historical stand-alone sales to customers. In determining VSOE, the Company requires that a substantial majority of the selling prices for its subscription or professional services fall within a reasonably narrow pricing range of the applicable median selling price. The Company has not yet been able to establish VSOE for its subscription and professional services because it has not historically priced its service offerings within a sufficiently narrow range. When VSOE cannot be established, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on third-party prices for similar deliverables when sold separately. Generally, the Company’s pricing strategy differs from that of its peers and its services and solutions contain a significant level of differentiation such that the comparable pricing of other offerings with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company uses BESP as the selling price for its services.

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

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Capitalized Software Costs

For development costs related to the Company’s software solutions and internal use software, qualifying internally developed software costs, including payroll and stock-based compensation costs, incurred during the application development stage are capitalized and recorded in property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $0.7 million, $1.1 million and $0.8 million for software development costs during the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation costs included in capitalized software costs and amortization of capitalized software costs were immaterial to the consolidated financial statements for all years presented.

Cost Allocation

The Company allocates certain overhead and information technology operating costs between cost of goods sold, research and development, sales and marketing, and general and administration expense based upon the number of employees in the related departments.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s annual effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating the Company’s tax positions.

Stock-Based Compensation

The Company recognizes expense related to the fair value of stock-based compensation. Compensation cost recognized for the years ended December 31, 2017, 2016 and 2015 includes costs for all share-based compensation arrangements based on the grant-date fair value and is recognized using the straight-line attribution method.

The Company’s stock price volatility and expected option life involve management’s best estimates, both of which impact the fair value of the award calculated under the Black-Scholes option pricing model and, ultimately, the expense that will be recognized over the life of the award. The Company has elected to recognize compensation expense for only the portion of awards expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense may be required.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard as of January 1, 2017. As of December 31, 2016, the Company has accumulated excess tax benefits from temporary differences resulting from the amount and timing of stock-based compensation expense recorded in our financial statements compared to deductions on its income tax return from

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

the award compensation that reduces the net operating loss deferred tax asset. The Company provided a full valuation allowance against its net deferred tax assets since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Upon adoption of this standard, the stock-based compensation excess tax benefit was eliminated, resulting in an increase to the net operating loss deferred tax asset, with a corresponding increase in the valuation allowance. The Company elected to continue to estimate the number of share-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of stock-based compensation expense to be recognized each period. The adoption of this standard did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued ASU 2016-16, Inter-Entity Transfers of Assets other than Inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings at the beginning of the first quarter of fiscal 2019, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. For public entities, ASU 2014-09, as amended, is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. For all other entities, the new standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019, and the guidance must be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

The Company is in process of finalizing its assessment of the new standard, including ascribing the appropriate amortization period to the respective commission costs. The Company adopted the requirements of the new standard on January 1, 2018 and will utilize the full retrospective transition method.

The impact of adopting this standard on 2017 and 2016 subscription and services revenue is not material. The primary impact of the standard will be the requirement to capitalize certain contract costs, such as commissions, which are currently being expensed as incurred. Because these costs will now be capitalized and amortized over the period benefited by the transaction, the Company expects that adoption of this standard will result in marginally lower sales and marketing expense in scenarios where current period sales results are higher than the prior period sales results. In scenarios where current period sales results are lower than the prior period sales results, the Company expects sales and marketing expenses will be marginally higher than if the Company had expensed these selling costs as incurred. Under the new standard, the Company will defer commission costs to obtain customer subscription contracts and will amortize these costs over a period of benefit that we have determined to be four years for new subscription agreements, and over the term of the respective subscription for renewals of subscription agreements. Commissions on service arrangements will continue to be expensed as incurred as the term for these arrangements is typically less than 12 months. The Company expects this to materially reduce annual sales and marketing expenses.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2017
	Level 1	Level 2	Total

Money market funds	$24,225	$—	$24,225
Corporate notes and obligations	—	38,020	38,020
U.S. government treasury securities	55,881	—	55,881
	$80,106	$38,020	$118,126

	December 31, 2016
	Level 1	Level 2	Total

Money market funds	$18,029	$—	$18,029
Corporate notes and obligations	—	33,840	33,840
U.S. government treasury securities	41,347	—	41,347
	$59,376	$33,840	$93,216

At December 31, 2017 and 2016, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs because published net asset values were readily available. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in U.S. government agency securities and corporate notes and obligations.

Note 3. Investments

Available-for-sale investments consist of fixed-income securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are recorded as accrued interest and amortized over the period of maturity. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$38,044	$—	$(24)	$38,020
U.S. government treasury securities	55,967	—	(86)	55,881
Total short-term available-for-sale debt securities	$94,011	$—	$(110)	$93,901

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$29,866	$—	$(25)	$29,841
U.S. government treasury securities	6,900	—	—	6,900
Total short-term available-for-sale debt securities	$36,766	$—	$(25)	$36,741

Amounts maturing in greater than one year
Corporate notes and obligations	$4,010	$—	$(11)	$3,999
U.S. government treasury securities	34,505	—	(58)	34,447
Total long-term available-for-sale debt securities	$38,515	$—	$(69)	$38,446

As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. The unrealized losses are due primarily to changes in interest rates. The Company regularly reviews investments for other-than-temporary impairment using both qualitative and quantitative criteria.

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate notes and obligations	$18,873	$(22)	$3,998	$(3)
U.S. government treasury securities	24,415	(52)	31,466	(33)
Total short-term available-for-sale debt securities	$43,288	$(74)	$35,464	$(36)

The Company did not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence, which includes the Company’s intent as of December 31, 2017 to hold these investments until the cost basis is recovered. Realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Note 4. Property and Equipment

A summary of property and equipment is as follows (in thousands):

	December 31,
	2017	2016
Computer and office equipment	$16,763	$15,740
Software	4,710	3,631
Furniture	1,534	1,561
Leasehold improvements	9,354	8,986
	32,361	29,918
Less: Accumulated depreciation and amortization	(21,924)	(17,091)
Property and equipment, net	$10,437	$12,827

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense related to property and equipment was $6.1 million, $6.0 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017 and 2016, the Company retired $1.5 million and $1.5 million fully depreciated computer and office equipment, respectively. Property and equipment includes $192,000 and $198,000 of capital leases at December 31, 2017 and 2016, respectively. Accumulated depreciation of these leased assets was $148,000 and $113,000 at December 31, 2017 and 2016, respectively. These leased assets are included in the computer and office equipment category in the table above.

Note 5. Warrants

Common Stock Warrants

In connection with entering into and amending the senior credit facility, see Note 12, the Company issued warrants to purchase an aggregate of 21,208 shares of Class B common stock at an exercise price of $14.31 per share. On September 26, 2016, one of the warrant holders exercised warrants to purchase 10,604 shares of Class B common stock. The remaining warrants to purchase 10,604 shares of Class B common stock were outstanding as of December 31, 2017.

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

Note 6. Stockholders’ Equity

Preferred Stock

As of December 31, 2017, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

Common Stock

As of December 31, 2017 the Company had authorized 451,000,000 shares of Class A common stock and 44,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 27,402,965 shares and 14,709,981 shares of Class A and Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock. The shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. During the year ended December 31, 2017, 16,782,886 shares of Class B common stock were converted into 16,782,886 shares of Class A common stock at the request of the holders thereof.

Note 7. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, or RSUs, stock appreciation

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of December 31, 2017, the total number of shares available for issuance under the 2016 Plan was 4,237,746. These available shares will automatically increase each January 1, by the least of 5,500,000 shares of Class A common stock, by 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year. Pursuant to the above, on January 1, 2018, the number of available shares automatically increased by 2,105,647.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of December 31, 2017, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 821,635 These available shares will automatically increase each January 1, by the least of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, and such lesser number of shares as determined by the Company’s board of directors. Pursuant to the above, on January 1, 2018, the number of available shares automatically increased by 421,129.

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

On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, and/or (2) the fair market value of the Company’s common stock on the purchase date.

Stock Options

Stock options are exercisable at a price equal to the market value of the underlying shares of the Company’s common stock on the date of the grant as determined by the Company’s board of directors or, for those stock options issued subsequent to the IPO, the closing price of the Company’s common stock as reported on the Nasdaq Global Market on the date of grant. Stock options granted under the 2016 Plan, 2011 Plan and the 2007 Plan generally vest 25% one year from the date the requisite service period begins and continue to vest monthly for each month of continued employment over the remaining three years. Options granted generally are exercisable for a period of up to 10 years.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity under the 2016 Plan, 2011 Plan and the 2007 Plan during the year ended December 31, 2017 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2016	11,203	$9.49
Options granted	451	16.97
Options exercised	(3,339)	6.56
Options forfeited or canceled	(825)	13.84
Outstanding at December 31, 2017	7,490	$10.76	6.41	$95,553
Vested and expected to vest at December 31, 2017	7,410	$10.71	6.39	$94,925
Exercisable at December 31, 2017	4,935	$8.74	5.53	$72,930
The weighted-average grant date fair value per share of options granted during 2017, 2016 and 2015 was $5.94, $5.73 and $6.05, respectively. The total fair value of shares vested during 2017, 2016 and 2015 was $11.6 million, $8.3 million and $7.6 million, respectively.

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $38.5 million, $2.9 million and $5.4 million, respectively. During 2017, 2016 and 2015, the Company received $21.9 million, $1.3 million and $2.7 million, respectively, from exercises of stock options. Shares are issued from plan reserves upon exercise.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2017	2016	2015

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8% - 2.1%	1.1% - 2.1%	1.3% - 2.0%
Expected life	4.1 - 5.6	5.6 - 7.9	5.0 - 6.1
Expected volatility	33.3% - 35.4%	37.4% - 42.4%	38.9% - 47.0%

The weighted-average volatility used in the fair value calculations of option grants for 2017, 2016 and 2015, was 34.7%, 38.9% and 42.7%, respectively.

The Company has not declared or paid any dividends. The risk-free interest rate used in the Black-Scholes option pricing model is based on the implied yield available at the time of the option grant in U.S. Treasury securities at maturity with a term equivalent to the expected life of the option. Expected volatility is based on an average volatility of stock prices for a group of publicly traded companies with similar software product offerings. The expected life of options represents the period that the stock-based awards are expected to be outstanding. Consideration was given to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Prior to the IPO, given the absence of an active market for the Company’s common stock, the Company’s board of directors was required to estimate the fair value of the Company’s common stock at the time of each option grant based on several factors, including consideration of input from management and contemporaneous third-party valuations. These valuations include consideration of enterprise value and assessment of other common and convertible preferred stock transactions occurring during the period. Subsequent to the completion of the IPO, the Company uses the market-closing price for the Company’s Class A common stock as reported on the Nasdaq Global Market.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, there was a total of $14.9 million of unrecognized compensation cost related to unvested stock-based compensation associated with options granted under the 2007, 2011 and 2016 Plans. That cost is expected to be recognized over a weighted-average remaining expected term of 2.3 years

RSUs

RSU activity under the 2016 Plan during the year ended December 31, 2017 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2016	628	$16.43
Granted	1,741	15.97
Vested	(128)	16.46
Forfeited or canceled	(211)	15.27
Non-Vested outstanding at December 31, 2017	2,030	$16.15

RSUs granted under the 2016 Plan generally vest 25% one year from the date the requisite service period begins and continue to vest quarterly for each quarter of continued employment over the remaining three years. The aggregate grant date fair value of RSUs granted in 2017 and 2016 was $27.8 million and $10.4 million, respectively.

We recognized $5.3 million of stock-based compensation associated with RSUs during the year ended December 31, 2017. As of December 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $28.8 million and weighted-average remaining vesting period was 3.3 years.

ESPP

There were 311,742 shares of Class A common stock issued under the 2016 ESPP. For the years ended December 31, 2017 and 2016, the fair value of common shares to be issued under the 2016 ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2017	2016

Dividend yield	0.0%	0.0%
Risk-free interest rate	1.07% - 1.45%	0.6%
Expected life	0.50	0.56
Expected volatility	27.0% - 44.3%	33.9%

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense recognized in the Company’s statement of comprehensive loss was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue
Subscription	$1,218	$891	$482
Professional services	1,131	820	738
Operating expenses
Research and development	4,491	2,977	2,283
Sales and marketing	4,614	3,132	2,477
General and administrative	4,616	2,639	1,835

Total stock-based compensation	$16,070	$10,459	$7,815

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to common stockholders	$(25,621)	$(31,553)	$(41,007)
Denominator:
Weighted-average common shares outstanding - basic and diluted	39,754	19,595	12,653
Net loss per common share - basic and diluted	$(0.64)	$(1.61)	$(3.24)

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2017	2016	2015
Options to purchase common shares	9,611	10,969	9,294
Restricted stock units	1,415	41	—
Employee stock purchase plan shares	191	29	—
Common stock warrant	11	36	6
Convertible preferred shares (as converted)	—	13,505	18,240
Preferred stock warrant (as converted)	—	20	27
	11,228	24,600	27,567

Note 9. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated the provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing, and as a result recorded a reduction of $30.0 million in its deferred tax assets, which is entirely offset by its valuation allowance resulting in zero total tax expense in the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $30.0 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.7 million based on cumulative foreign earnings of $5.5 million.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Additional work is necessary for a more detailed analysis of the deferred tax assets and liabilities and the Company’s historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(33,268)	$(26,161)	$(40,805)
Foreign	8,208	(4,940)	(93)
Total	$(25,060)	$(31,101)	$(40,898)

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

The components of the provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	2	7	21
Foreign	559	445	88
Total	561	452	109
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Provision for income taxes	$561	$452	$109

The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015

Income tax benefit at statutory rate	$(8,520)	$(10,574)	$(13,832)
Statutory rate change	30,019	—	—
State taxes, net of federal benefit	(2,612)	(213)	14
Impact of foreign income taxes	(2,233)	2,124	119
Stock-based compensation	(7,542)	2,340	1,629
Foreign exchange loss (gain)	1,990	(1,920)	—
Change in valuation allowance	(8,782)	9,510	12,673
Impact of ASU 2016-09	(1,809)	—	—
Transition tax	695	—	—
Research and development credits	(833)	(764)	(674)
Other	188	(51)	180
	$561	$452	$109

The reconciliation of the statutory rate of 34% and the Company’s effective rate of -2.24% is driven primarily by effects of the Tax Act, increased tax deductions related to stock compensation, and change in the relative amounts of income earned in foreign jurisdictions.

At December 31, 2017, the Company has U.S. net operating loss carryforwards of $207.9 million, which may be used to offset future taxable income. The carryforwards expire in years ranging from 2028 through 2036. Carryforwards of net operating losses are subject to possible limitation should a change in ownership of the Company occur, as defined by Internal Revenue Code Section 382.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company’s net deferred tax assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
Deferred tax assets (liabilities)	2017	2016

Deferred tax assets:
Net operating loss carryforwards	$49,996	$58,457
Deferred revenue	604	372
Tax credits	3,662	2,829
Accrued payroll	646	935
Accrued expenses not currently deductible	1,239	2,121
Non-qualified stock options	2,689	3,164
Depreciation and amortization	350	128
Other	84	46
Gross deferred assets	59,270	68,052
Valuation allowance	(59,270)	(68,052)
Total deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Depreciation and amortization	—	—
Unrealized foreign currency gain/loss	—	—
Total deferred tax liabilities	—	—
Net deferred assets	$—	$—

The Company has established a full valuation allowance equal to the net deferred tax asset balance due to the uncertainty of future realization of the net deferred tax assets.

The net change in the total valuation allowance was as follows (in thousands):

	December 31,
	2017	2016	2015

Balance at beginning of period	$(68,052)	$(58,542)	$(45,011)
Tax valuation increase	(1,324)	(9,779)	(14,375)
Tax valuation decrease	10,106	269	844
Balance at end of period	$(59,270)	$(68,052)	$(58,542)

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

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

The total balance of unrecognized gross tax benefits was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at beginning of year	$2,829	$2,065	$1,391
Additions for tax positions in prior years	—	—	—
Additions for tax positions in the current year	833	764	674
Unrecognized tax benefits at end of year	$3,662	$2,829	$2,065

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and internationally in the United Kingdom, Germany, Denmark, Netherlands, France, Canada, Australia, Singapore and Italy. As of December 31, 2017, 2016 and 2015, there is no accrued interest or penalties associated with income taxes recorded in the consolidated financial statements. The 2011 through 2017 tax years are open to review by taxing authorities.

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

Revenue

The following table sets forth the Company’s total revenue by geographic area for the years ended December 31, 2017, 2016 and 2015 as determined based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2017	2016	2015

Americas	$135,289	$120,306	$101,192
EMEA	43,661	33,800	22,296
APAC	9,569	6,463	5,763
	$188,519	$160,569	$129,251

Revenue attributed to the United States was approximately 99% of Americas revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Long-lived Assets

The following table sets forth the Company’s long-lived assets, net of accumulated depreciation, by geographic areas as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016

Americas	$8,502	$10,894
EMEA	1,648	1,523
APAC	287	410
	$10,437	$12,827

Note 11. Commitments and Contingencies

Leases

The Company has entered into non-cancellable operating leases, primarily related to rental of office space and certain office equipment. Certain lease agreements include rent payment escalation clauses and free rent (rent holidays). The total amount of base rentals over the term of the leases is charged to expense using the straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $4.1 million, $3.8 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Future minimum payments under non-cancellable operating and capital lease agreements and other non-cancellable agreements as of December 31, 2017 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases	Other Obligations
2018	$4,439	$22	$1,107
2019	4,227	20	827
2020	3,493	7	349
2021	3,564	—	—
2022	3,662	—	—
Thereafter	307	—	—
Total Minimum Lease Payments	$19,692	$49	$2,283
Less amounts representing interest		(2)
Present value of capital lease obligations		47
Less: Current portion		(21)
Long-term portion of capital lease obligations		$26

Apptio, Inc.

Notes to Consolidated Financial Statements (Continued)

Legal Matters

From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that may have a material adverse effect on the Company’s business, financial position, results of operations or cash flows, individually or in the aggregate. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. As of December 31, 2017, the Company does not believe that any material losses relating to claims were probable and estimable, and therefore has not recorded a reserve for any material contingencies.

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

Note 13. Subsequent Events

On February 2, 2018, the Company acquired all outstanding membership interests of Digital Fuel SV, LLC, or Digital Fuel. The Company acquired Digital Fuel to extend its leadership of the Technology Business Market and broaden the Company’s customer base. The Company’s accounting and analysis of this transaction is pending completion. The total estimated consideration for Digital Fuel was $42.5 million, comprised of $38.3 million in cash, subject to certain post-closing adjustments provided for in the Purchase Agreement, and 176,406 shares of Apptio’s Class A common stock.

Note 14. Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands):

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016

Total revenue	$52,367	$46,996	$45,225	$43,931	$44,320	$40,627	$38,779	$36,843
Gross profit	$37,682	$33,066	$30,706	$28,512	$29,900	$26,638	$25,624	$24,247
Net loss	$(6,890)	$(5,171)	$(7,013)	$(6,547)	$(7,917)	$(8,755)	$(8,985)	$(5,896)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.13)	$(0.18)	$(0.17)	$(0.21)	$(0.63)	$(0.69)	$(0.45)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(e) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of making enhancements and modifications to existing internal controls and procedures to ensure compliance with ASU 2014-09. We expect these changes to our control environment to be completed in the first quarter of 2018.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

			Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37885	3.1	November 4, 2016

3.2	Amended and Restated Bylaws	S-1/A	333-213334	3.2	September 12, 2016

4.1	Form of Specimen Stock Certificate	S-1	333-213334	4.1	August 26, 2016

4.2	Amended and Restated Investors’ Rights Agreement, dated May 3, 2013, by and among the registrant and the investors and founders named therein	S-1	333-213334	4.2	August 26, 2016

4.2A	Amendment to the Amended and Restated Investors’ Rights Agreement dated October 11, 2013	S-1	333-213334	4.2A	August 26, 2016

10.1	Amended and Restated Loan and Security Agreement, dated June 16, 2015, by and between the registrant and Silicon Valley Bank	S-1	333-213334	10.1	August 26, 2016

10.2	First Amendment to Amended and Restated Loan and Security Agreement, dated April 20, 2016, by and between the Registrant and Silicon Valley Bank	S-1	333-213334	10.2	August 26, 2016

10.3	Subordinated Loan and Security Agreement, dated April 20, 2016, by and among Silicon Valley Bank; SVB, Orix Ventures, LLC; and the Registrant	S-1	333-213334	10.3	August 26, 2016

10.5	Warrant to purchase Common Stock, issued to Silicon Valley Bank on June 16, 2015	S-1	333-213334	10.5	August 26, 2016

10.6	Warrant to purchase Common Stock, issued to Silicon Valley Bank on April 20, 2016	S-1	333-213334	10.6	August 26, 2016

10.7	Form of Warrant to purchase Common Stock, issued to lenders on April 20, 2016	S-1	333-213334	10.7	August 26, 2016

10.8	Office Lease, dated May 15, 2012, by and between the registrant and Plaza East Property LLC	S-1	333-213334	10.8	August 26, 2016

10.8A	First Amendment to the Office Lease Agreement dated August 20, 2012	S-1	333-213334	10.8A	August 26, 2016

10.8B	Second Amendment to the Office Lease Agreement dated July 31, 2014	S-1	333-213334	10.8B	August 26, 2016

10.8C	Third Amendment to the Office Lease Agreement dated May 13, 2016	S-1	333-213334	10.8C	August 26, 2016

10.9*	Offer Letter, dated September 6, 2014 by and between John Morrow and the registrant	S-1	333-213334	10.9	August 26, 2016

10.10*	Form of Director and Executive Officer Indemnification Agreement	S-1	333-213334	10.10	August 26, 2016

10.11*	2007 Stock Plan, as amended	S-1/A	333-213334	10.11	September 12, 2016

			Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.12*	UK Addendum to 2007 Stock Plan, as amended	S-1	333-213334	10.12	August 26, 2016

10.13*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2007 Stock Plan, as amended	S-1	333-213334	10.13	August 26, 2016

10.14*	Form of Stock Option Grant Notice and Stock Option Agreement permitting early exercise under the 2007 Stock Plan, as amended	S-1	333-213334	10.14	August 26, 2016

10.15*	Form of Notice of Stock Purchase Right and Restricted Stock Purchase Agreement under the 2007 Stock Plan	S-1	333-213334	10.15	August 26, 2016

10.16*	Canadian Addendum to Forms of Stock Option Agreements under the 2007 Stock Plan, as amended	S-1	333-213334	10.16	August 26, 2016

10.17*	2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.17	August 26, 2016

10.18*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.18	August 26, 2016

10.19*	Form of Stock Option Grant Notice and Stock Option Agreement permitting early exercise under the 2011 Executive Equity Incentive Plan, as amended	S-1	333-213334	10.19	August 26, 2016

10.20*	2016 Equity Incentive Plan	S-1/A	333-213334	10.20	September 12, 2016

10.21*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.21	September 12, 2016

10.22*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.22	September 12, 2016

10.23*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	S-1/A	333-213334	10.23	September 12, 2016

10.24*	2016 Employee Stock Purchase Plan	S-1/A	333-213334	10.24	September 12, 2016

10.25*	Executive Change in Control Severance Plan	S-1/A	333-213334	10.25	September 12, 2016

10.26*	Outside Director Compensation Policy	S-1/A	333-213334	10.26	September 12, 2016

10.27*	Executive Incentive Compensation Plan	S-1	333-213334	10.27	August 26, 2016

10.28*	Offer Letter, dated July 11, 2016 by and between Barbara Gordon and the registrant	10-K/A	001-37885	10.28	April 28, 2017

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date	Filed Herewith

10.29	Unit Purchase Agreement, dated as of February 2, 2018, by and among Apptio, Inc., a Delaware corporation, Digital Fuel SV, LLC, a Delaware limited liability company, Skyview Capital, LLC, a Delaware limited liability company, and the members of Digital Fuel SV, LLC party thereto. Certain schedules and exhibits referenced in the Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S–K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	001-37885	2.1	February 2, 2018

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Powers of Attorney (contained on signature page)					X

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

Apptio, Inc.

Date: February 21, 2018	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sachin Gupta, Kurt Shintaffer, and John Morrow, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any amendments to this report and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sachin Gupta	President and Chief Executive Officer	February 21, 2018
Sachin Gupta	(Principal Executive Officer)

/s/ Kurt Shintaffer	Chief Financial Officer	February 21, 2018
Kurt Shintaffer	(Principal Financial and Accounting Officer)

/s/ Thomas Bogan	Chairman of the Board	February 21, 2018
Thomas Bogan

/s/ Peter Klein	Director	February 21, 2018
Peter Klein

/s/ John McAdam	Director	February 21, 2018
John McAdam

/s/ Matthew McIlwain	Director	February 21, 2018
Matthew McIlwain

/s/ Ravi Mohan	Director	February 21, 2018
Ravi Mohan

/s/ Kathleen Philips	Director	February 21, 2018
Kathleen Philips

/s/ Rajeev Singh	Director	February 21, 2018
Rajeev Singh