Form 10-Q
period 2018-03-31
Apptio Inc
filed 2018-05-07
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2018, 32,375,302 shares of the registrant’s Class A common stock and 11,116,834 shares of the registrant’s Class B common stock were outstanding, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$190,066	$55,069
Short-term investments	55,394	93,901
Accounts receivable, net of allowance for doubtful accounts
of $317 and $413	56,022	68,782
Deferred costs	14,906	11,898
Prepaid expenses and other current assets	4,786	5,079
Total current assets	321,174	234,729
Long-term assets
Property and equipment, net of accumulated depreciation
of $23,161 and $21,924	9,876	10,437
Long-term investments	7,979	—
Deferred costs, net of current portion	15,792	17,182
Acquisition-related intangible assets, net	19,517	—
Goodwill	30,572	—
Other long-term assets	1,036	983
Total assets	$405,946	$263,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,100	$5,598
Accrued payroll and other expenses	21,450	16,481
Deferred revenue	116,610	116,831
Deferred rent	919	892
Capital leases	24	21
Total current liabilities	147,103	139,823
Long-term liabilities
Convertible senior notes, net	106,574	—
Deferred revenue, net of current portion	6,834	2,470
Deferred rent, net of current portion	3,237	3,483
Capital leases, net of current portion	117	26
Asset retirement obligation	205	199
Total liabilities	264,070	146,001
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A and Class B Common stock	5	4
Additional paid-in capital	346,888	314,301
Accumulated other comprehensive loss	(53)	(110)
Accumulated deficit	(204,964)	(196,865)
Total stockholders’ equity	141,876	117,330
Total liabilities and stockholders' equity	$405,946	$263,331

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted

Revenue
Subscription	$45,471	$36,187
Professional services	8,599	7,744
Total revenue	54,070	43,931
Cost of revenue
Subscription	8,949	7,850
Professional services	8,465	7,569
Total cost of revenue	17,414	15,419
Gross profit	36,656	28,512
Operating expenses
Research and development	11,897	9,658
Sales and marketing	22,678	19,617
General and administrative	10,154	6,534
Total operating expenses	44,729	35,809
Loss from operations	(8,073)	(7,297)
Other income (expense)
Interest income and other, net	128	236
Foreign exchange gain (loss)	114	(53)
Loss before provision for income taxes	(7,831)	(7,114)
Provision for income taxes	(268)	(25)
Net loss	$(8,099)	$(7,139)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.19)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	42,762	38,407

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Net loss	$(8,099)	$(7,139)
Other comprehensive loss
Foreign currency translation adjustment	20	—
Unrealized gain (loss) on available-for-sale securities	37	(23)
Total comprehensive loss	$(8,042)	$(7,162)

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(8,099)	$(7,139)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,376	1,530
(Accretion of discounts)/amortization of premiums on investments	(42)	23
Amortization of acquisition-related intangible assets	583	—
Amortization of deferred costs	3,936	3,268
Amortization of debt discount and issuance costs	176	—
Loss (gain) on disposal of property and equipment	47	(7)
Stock-based compensation	4,952	3,625
Impairment of acquired assets	573	—
Accretion of capitalized loan fees	—	9
Foreign exchange gain	(114)	(174)
Change in operating assets and liabilities
Accounts receivable	19,015	20,098
Prepaid expenses and other assets	1,747	290
Deferred costs	(2,908)	(2,672)
Accounts payable	2,263	1,795
Accrued expenses	(2,792)	(958)
Deferred revenue	(10,713)	(7,570)
Deferred rent	(224)	(200)
Net cash provided by operating activities	9,776	11,918
Cash flows from investing activities
Business combinations, net of cash acquired	(34,569)	—
Purchases of property and equipment	(680)	(1,545)
Proceeds from sales of equipment	—	9
Proceeds from maturities of investments	49,400	6,800
Purchases of investments	(18,793)	(21,445)
Payments for security deposits	(31)	(9)
Net cash used in investing activities	(4,673)	(16,190)
Cash flows from financing activities
Proceeds from borrowings on convertible notes, net of issuance costs	139,438	—
Purchase of capped call	(17,092)	—
Proceeds from exercises of common stock options	7,515	558
Payment of initial public offering costs	—	(243)
Principal payments on capital lease obligations	(6)	(11)
Net cash provided by financing activities	129,855	304
Foreign currency effect on cash, cash equivalents and restricted cash	39	(135)
Net increase (decrease) in cash, cash equivalents and restricted cash	134,997	(4,103)
Cash, cash equivalents and restricted cash
Beginning of period	55,069	42,007
End of period	$190,066	$37,904
Supplemental non-cash disclosures
Business acquisition working capital adjustment	$4,295	—
Class A Common stock issued in business combination	4,617	—
Debt issuance costs in accounts payable and accrued expenses	444	—
Purchases under capital lease obligations	144	—
Property and equipment additions in accounts payable and accrued expenses	376	545

*See Note 1 for a summary of adjustments

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 21, 2018, or Form 10-K. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited annual financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Since inception through March 31, 2018, the Company has incurred losses from operations, has accumulated a deficit of $205.0 million, and has been dependent on equity and debt financing to fund operations.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies and estimates as previously disclosed in the Company’s Form 10-K, except for the accounting policies for revenue recognition and deferred costs that were updated as a result of adopting Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606) described within Recently Adopted Accounting Pronouncements below, and new policies added during the period related to the Company’s recent business combination and issuance of convertible senior notes.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing the Company’s applications, fees for additional support beyond the standard support that is included in the basic subscription fees, which are referred to as premium support offerings, and fees for subscription based online training offerings, as well as term-based software license fees and support and maintenance fees related to customers of the acquired business; and (2) professional services, which consist of fees associated with the implementation and configuration of the Company’s applications, as well as fees for in-person training and TBM Council conference registration and sponsorship fees. Implementation and configuration services primarily consist of consultative services, such as data mapping and establishing best practices. Implementation and configuration services do not result in any significant customization or modification of the software platform or user interface. The Company presents revenue from both of these sources separately in its condensed consolidated statements of operations.

The Company follows a five-step approach to recognizing revenue: (1) identify the contract with a customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company enters into arrangements with multiple performance obligations that primarily include subscription and professional services, but may also include premium support, online training and in-person training. The Company’s arrangements do not contain general rights of return. The professional services are not considered essential to the functionality of the software. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a stand-alone basis. The Company believes its subscription offerings and its professional services offerings have stand-alone value. The Company’s subscriptions have stand-alone value because such services are often sold separately from other professional services. The Company’s professional services have stand-alone value because those services may be sold separately by other vendors and there are trained third-party consultants capable of performing the professional services. Performance obligations that are accounted for separately consist of software subscription, support for on-premise licenses, professional services, premium support and online and in-person training.

The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. The Company recognizes revenue for subscription fees from customers utilizing its applications ratably over the subscription term, which are typically one to three years. The Company’s subscription arrangements generally do not allow the customer the contractual right to take possession of the software; as such, the arrangements are considered to be service contracts. Fees for premium support offerings and subscription-based online training are generally one-year agreements billed upfront, and are recognized ratably over the term of the support or training agreement. The Company’s premium support offerings include all of the Company’s standard incident support services, with enhanced response times, dedicated support resources, access to architecture and configuration experts and other services not included with standard support. The Company’s subscription-based online training provides self-directed training for customers via access to recorded training sessions.

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

If current estimated costs to fulfill a contract exceed the revenue expected from the contract, a loss equal to the amount of estimated excess costs will be recognized in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits, and in assigning the amounts to accounting periods. Associated out-of-pocket travel expenses related to the delivery of professional services are typically reimbursed by the customer. Out-of-pocket expense reimbursements are recognized as revenue and cost of service expense.

Fees for in-person training are billed in advance of the training and are recognized in the period the training occurs. Conference registration and sponsorship fees are for TBM Council conferences and related TBM Council activities. Registration fees for TBM Council conferences are billed in advance of the conference and are recognized in the period the conference occurs. TBM Council

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

sponsorship fees are paid in advance and are recognized in the period the sponsorship activities occur, or ratably over the contractual period if the sponsorship entails ongoing activities beyond a single event.

The Company also sells applications through third-party resellers. These arrangements typically call for the reseller to retain a portion of the subscription fee paid by the customer as compensation. Since the Company is responsible for the fulfillment of the goods and services and have primary responsibility for the good or service meeting customer expectations, the Company is the principal in these transactions and, therefore, records revenue on a gross basis based on the amount billed to the reseller. Reseller fees are capitalized and amortized through sales and marketing expense as discussed under Deferred Costs below.

All subscription and support fees that are billed in advance are recorded as a contract liability, presented in the condensed consolidated statements of operations as deferred revenue. Deferred revenue represents the unearned revenue on cash receipts or accounts receivable for the sale of subscriptions and for professional services for which services have not yet been provided. The substantial majority of deferred revenue relates to subscription revenue.

Deferred Costs

Deferred costs consist of sales commissions earned by the Company’s sales force and fees paid to third-party resellers and are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for subscription contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be between one and four years, and over one year for service contracts. The Company determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. These costs are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. Periodically, the Company reviews the deferred costs for impairment and will recognize such impairment in the current period when and if the carrying amount of the asset exceeds future consideration less costs that relate directly to providing service that have not been recognized. Amortization expense is included in Sales and marketing expenses in the condensed consolidated statements of operations.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the period identified in the condensed consolidated statements of operations.

Goodwill and Acquisition-Related Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. The Company evaluates and tests the recoverability of goodwill for impairment at least annually, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a goodwill impairment test is performed. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit's goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. For purposes of goodwill impairment testing, there is one reporting unit.

The Company periodically reviews the carrying amounts of acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows it expects the asset to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets are amortized over their useful lives ranging from two to ten years.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Foreign Currency Translation

The functional currency for most of the Company’s foreign subsidiaries is the U.S. dollar, while one uses local currency. The results of operations for the Company’s international subsidiaries whose functional currency is the U.S. dollar are remeasured from the local currency into U.S. dollars using the average exchange rates during each period. The majority of the assets and liabilities are remeasured using exchange rates at the end of each period. All equity transactions and certain assets are remeasured using historical rates. The Company translates the foreign functional currency financial statements to U.S dollars for the entity that does not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions and certain assets. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity, and related periodic movements are summarized as a line item in the condensed consolidated statements of comprehensive loss.

Convertible Senior Notes

The Company accounts for the issued Convertible Senior Notes, or the Notes, as separate liability and equity components. The Company determined the carrying amount of the liability component based on the fair value of a similar debt instrument excluding the embedded conversion option. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital. In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. By entering into the capped call transactions, the Company mitigates potential dilution resulting from the issuance of the Notes, effectively increasing the conversion price of the Notes.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts.

The Company adopted the requirements of the new standard as of January 1, 2018, utilizing the full retrospective transition method. Adoption of the new standard resulted in changes to our policies for revenue recognition and sales commissions as detailed above.

The impact of adopting the new standard on 2017 revenues in the consolidated financial statements is not material. The primary impact of adopting the new standard is the requirement for the Company to capitalize certain contract costs, such as commissions, which were previously being expensed as incurred. These costs are now capitalized and amortized over a period of benefit that the Company has determined to be between one and four years for subscription agreements. Commissions on service arrangements are now capitalized and amortized over a period of benefit that the Company has determined to be one year.

The Company has adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09. Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred costs	$—	$11,898	$11,898
Deferred costs, net of current portion	—	17,182	17,182
Liabilities and Stockholders’ Equity
Accumulated deficit	(225,945)	29,080	(196,865)

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Sales and marketing	$19,026	$591	$19,617
Loss from operations	(6,706)	(591)	(7,297)
Foreign exchange loss	(52)	(1)	(53)
Net loss	$(6,547)	$(592)	$(7,139)
Net loss per share attributable to common stockholders, basic and diluted	$(.17)	$(.02)	$(.19)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(6,547)	(592)	$(7,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	3,268	3,268
Foreign exchange (gain) loss	(175)	1	(174)
Change in operating assets and liabilities
Deferred costs	—	(2,672)	(2,672)
Net cash provided by operating activities	11,913	5	11,918
Foreign currency effect on cash, cash equivalents and restricted cash	(130)	(5)	(135)
Net decrease in cash, cash equivalents and restricted cash	(4,103)	—	(4,103)
Cash, cash equivalents and restricted cash
End of period	$37,904	$—	$37,904

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is to be applied on a prospective basis. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2018 and December 31, 2017 , and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2018
	Level 1	Level 2	Total

Money market funds	$26,267	$—	$26,267
Corporate notes and obligations	—	31,448	31,448
U.S. government treasury securities	31,925	—	31,925
	$58,192	$31,448	$89,640

	December 31, 2017
	Level 1	Level 2	Total

Money market funds	$24,225	$—	$24,225
Corporate notes and obligations	—	38,020	38,020
U.S. government treasury securities	55,881	—	55,881
	$80,106	$38,020	$118,126

At March 31, 2018 and December 31, 2017 , the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs which include quoted prices in active markets for identical assets or liabilities. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in U.S. agency securities and corporate notes and obligations, as applicable.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts paid on securities at the time of purchase are recorded as accrued interest and amortized over the period of maturity. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$23,486	$—	$(17)	$23,469
U.S. government treasury securities	31,968	1	(44)	31,925
Total short-term available-for-sale debt securities	$55,454	$1	$(61)	$55,394

Amounts maturing in greater than one year
Corporate notes and obligations	$7,992	$2	$(15)	$7,979
U.S. government treasury securities	—	—	—	—
Total short-term available-for-sale debt securities	$7,992	$2	$(15)	$7,979

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$38,044	$—	$(24)	$38,020
U.S. government treasury securities	55,967	—	(86)	55,881
Total short-term available-for-sale debt securities	$94,011	$—	$(110)	$93,901

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate notes and obligations	$18,623	$(32)	$—	$—
U.S. government treasury securities	12,449	(32)	16,488	(11)
Total available-for-sale debt securities	$31,072	$(64)	$16,488	$(11)

The Company did not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence, which includes the Company’s intent as of March 31, 2018 to hold these investments until the cost basis is recovered. Realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Note 4. Deferred costs

Deferred costs, which primarily consist of deferred sales commissions, were $30.7 million and $29.1 million as of March 31, 2018 and December 31, 2017, respectively. The Company capitalized $2.8 million and $2.7 million, during the three months ended March 31, 2018 and 2017, respectively. In addition, the Company acquired $2.7 million in connection with the business combination

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

noted below. Amortization expense for the deferred costs was $3.9 million and $3.3 million, for the three months ended March 31, 2018 and 2017, respectively. Impairment losses related to deferred costs were immaterial for all periods presented.

Note 5. Business Combinations

On February 2, 2018, the Company acquired all outstanding membership interests of Digital Fuel SV, LLC, or Digital Fuel, a provider of IT business management tools, to extend its leadership role of the Technology Business Management market and broaden the Company’s customer base.

The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income and cost approaches (or a combination thereof). Fair values were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment.

The purchase price allocation is based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. Additional information is being gathered to finalize these preliminary measurements, particularly with respect to intangible assets, and deferred revenue. Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed, including goodwill, during the measurement period.

The total estimated consideration for this acquisition, subject to certain post-closing adjustments provided for in the Purchase Agreement was approximately (in thousands, except share data):

Cash	$38,961
Common stock (176,406 shares)	4,617
Total	$43,578

The following table summarizes the preliminary fair values of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Purchase Consideration	Useful life (in years)

Cash	$97
Accounts receivable	6,093
Other tangible assets	3,636
Acquired developed technology	7,800	4
Customer contracts and related relationships	11,300	10
Order backlog	500	2
Trademarks and trade name	500	3
Accounts payable, deferred revenue and other liabilities	(16,920)
Net assets acquired	13,006
Goodwill	30,572
Total	$43,578

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill resulting from these business combinations represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance is deductible for U.S. income tax purposes.

The acquired entity's results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition. The Company incurred costs related to this acquisition of $2.5 million, including $0.6 million related to the impairment of acquisition-related assets. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's condensed consolidated financial statements is immaterial.

Note 6. Acquisition-Related Intangible Assets

Intangible assets acquired through business combinations are as follows (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$7,800	$(325)	$7,475
Customer contracts and related relationship assets	11,300	(188)	$11,112
Order backlog	500	(42)	$458
Trademarks and trade name	500	(28)	472
Total	$20,100	$(583)	$19,517

The weighted average remaining useful life of the intangible assets is seven years. The expected future amortization expense for intangible assets as of March 31, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$2,623
2019	3,497
2020	3,267
2021	3,094
2022	1,292
Thereafter	5,744
Total future amortization expense	$19,517

Note 7. Convertible Debt

In March 2018, the Company issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by the Company or converted by the holder pursuant to the terms of the Notes. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. The Company received net proceeds from the offering of approximately $139.4 million, net of initial purchase discounts and debt issuance costs.

The Notes are governed by an Indenture between the Company and U.S. Bank, National Association, as trustee. The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated; effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.

The Notes have an initial conversion rate of 25.4544 shares of Class A common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $39.29 per share of Class A common stock and approximately 3.7 million shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock paid or delivered, as the case may be, to the holder upon conversion of a Note.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Prior to the close of business on the business day immediately preceding January 1, 2023, the Notes will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after January 1, 2023, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the business day immediately preceding January 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period, or the Notes Measurement Period, in which the “trading price” (as the term is defined in the Indenture) per $1,000 principal amount of notes for each trading day of such Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described in the Indenture.

The Company may not redeem the Notes prior to April 5, 2021. The Company may redeem for cash all or any portion of the Notes, at the Company’s option, on or after April 5, 2021 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Notes.

As of March 31, 2018, the Notes are not yet convertible.

The Company estimated the implied interest rate of its Notes to be approximately 6.34%, assuming no conversion option. Assumptions used in the estimate were a five-year LIBOR swap rate plus the Company’s credit spread as the borrowing rate of a similar nonconvertible debt instrument to determine the present value of the liability component. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $110.0 million upon issuance, calculated as the present value of implied future payments based on the $143.8 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $33.8 million difference between the aggregate principal amount of $143.8 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes were not considered redeemable.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components based on their estimated relative fair values. Issuance costs attributable to the liability component, totaling $3.6 million, are being amortized to interest expense over the term of the Notes, and issuance costs attributable to the equity component, totaling $1.1 million, were netted with the equity component in shareholders’ equity.

The Notes consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal	$143,750	$—
Less: debt discount, net of amortization	(37,176)	—
Net carrying amount	$106,574	—
Equity component (a)	32,643	—

(a) Recorded in the condensed consolidated balance sheet within additional paid-in capital, net of $1.1 million of issuance costs.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$35	$—
Amortization of debt discount	159	—
Amortization of issuance costs	17	—
Total interest expense	$211	—

As of March 31, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying value
Convertible senior notes	$143,059	$106,574	—	—

In connection with the issuance of the Notes, the Company entered into capped call transactions, or Capped Calls with certain counterparties affiliated with the initial purchasers and others. By entering into the Capped Calls, the Company mitigates potential dilution from the conversion of the Notes, effectively increasing the conversion price of the Notes. Under the Capped Calls, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s Class A common stock underlying the Notes, with an initial strike price of approximately $39.29 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $60.44, and is subject to certain adjustments under the terms of the Capped Calls. The cost of the purchased Capped Calls of $17.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of our Class A common stock of $28.34 on March 31, 2018, the if-converted value of the Notes was less than their respective principal amounts.

Note 8. Stockholders’ Equity

Preferred Stock

As of March 31, 2018, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

 As of March 31, 2018, the Company had authorized 451,000,000 shares of Class A common stock and 44,000,000 shares of Class B common stock, each par value $0.0001 per share, of which 32,328,311 shares and 11,124,334 shares of Class A and Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon transfer, subject to certain exceptions, and upon the earlier of (1) the seventh anniversary of the closing of the IPO, and (2) the date on which the Class B common stock ceases to represent at least 25% of the outstanding common stock. The shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. During the three months ended March 31, 2018, 3,585,647 shares of Class B common stock were converted into 3,585,647 shares of Class A common stock at the request of the holders thereof.

Note 9. Warrants

On March 8, 2018, the remaining warrant holder exercised warrants to purchase 10,604 shares of Class B common stock. The Company issued 5,532 shares of Class B common stock, which immediately converted to Class A common stock, through a cashless exercise of the warrants. The impact of this exercise was immaterial to the financial statements. There were no remaining common stock warrants outstanding as of March 31, 2018.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of March 31, 2018, the total number of shares available for issuance under the 2016 Plan was 6,179,405. These available shares will automatically increase each January 1, by the least of 5,500,000 shares of Class A common stock, 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of March 31, 2018, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 1,242,764. These available shares will automatically increase each January 1, by the least of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, and such lesser number of shares as determined by the Company’s board of directors.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for separate six-month offering periods beginning November 30 and May 31 of each fiscal year.

On each purchase date, eligible employees will purchase the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, and (2) the fair market value of the Company’s common stock on the purchase date.

No shares of Class A common stock were purchased under the 2016 ESPP during the three months ended March 31, 2018.

Stock Options

Stock option activity during the three months ended March 31, 2018 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2017	7,490	$10.76
Options granted	—	—
Options exercised	(1,105)	6.80
Options forfeited or canceled	(70)	14.16
Outstanding at March 31, 2018	6,315	$11.42	6.60	$106,863
Vested and expected to vest at March 31, 2018	6,151	$11.33	6.56	$104,638
Exercisable at March 31, 2018	4,120	$9.60	5.80	$77,188

As of March 31, 2018, there was a total of $12.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 2.1 years.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

RSUs

RSU activity under the 2016 Plan during the three months ended March 31, 2018 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2017	2,030	$16.15
Granted	276	29.22
Vested	(53)	14.98
Forfeited or canceled	(42)	16.29
Non-Vested outstanding at March 31, 2018	2,211	$17.80

As of March 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $34.1 million and the weighted-average remaining vesting period was 3.1 years.

Stock-based compensation expense recognized in the Company’s statement of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue
Subscription	$319	$358
Professional services	328	318
Operating expenses
Research and development	1,393	1,041
Sales and marketing	1,430	999
General and administrative	1,482	909

Total stock-based compensation	$4,952	$3,625

Note 11. Deferred Revenue and Performance Obligations

For subscription and services revenue, the Company typically invoices in advance of providing services. Deferred revenue represents the unearned revenue on cash receipts or accounts receivable for the sale of subscriptions and professional services for which services have not yet been provided. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenue are as follows:

	Three Months Ended March 31, 2018
	Subscription	Services	Total
Deferred revenue balance, beginning of period	$110,934	$8,367	$119,301
Revenue recognized during the period	(45,471)	(8,015)	(53,486)
Additions to deferred revenue during the period, including deferred revenue acquired	48,407	9,222	57,629
Deferred revenue balance, end of period	$113,870	$9,574	$123,444

During the three months ended March 31, 2018 and 2017, $38.7 million and $32.6 million of subscription revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. $2.7 million and $2.3 million of professional services revenue was recognized during the three months ended March 31, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2018, approximately $217.1 million of subscription revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. As of March 31, 2018, approximately $12.3 million of services revenue is expected to be recognized from remaining performance obligations for service contracts. The Company will recognize the remaining performance obligations for services revenue as services are performed.

Note 12. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, common stock related to unvested restricted stock units, warrants to purchase common stock, convertible senior notes to the extent dilutive, and common stock issuable pursuant to the employee stock purchase plan are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
		*As Adjusted
Numerator:
Net loss attributable to common stockholders	$(8,099)	$(7,139)
Denominator:
Weighted-average common shares outstanding - basic and diluted	42,762	38,407
Net loss per common share - basic and diluted	$(0.19)	$(0.19)
*See Note 1 for a summary of adjustments

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common shares	6,939	11,034
Restricted stock units	2,065	644
Employee stock purchase plan shares	132	250
Common stock warrant	8	11
	9,144	11,939

Note 13. Segments

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three months ended March 31, 2018 and 2017, as determined based on the billing address of the customer (in thousands):

	Three Months Ended March 31,
	2018	2017

Americas	$37,591	$31,910
EMEA	13,186	10,050
APAC	3,293	1,971
	$54,070	$43,931

Revenue attributed to the United States was approximately 98% and 99% of Americas revenue for the three months ended March 31, 2018 and 2017, respectively.

Note 14. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about our:

•	market opportunity, market leadership and ability to compete effectively;
•	anticipated growth strategies and our ability to effectively manage that growth and execute these strategies;
•	future financial performance, the expected use of proceeds from our initial public offering and future macroeconomic conditions; and
•	ability to adequately protect our intellectual property and the regulatory regime for our products and services.

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 30% and 28% in the three months ended March 31, 2018 and 2017, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 13 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more.

Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth, and more recently, the acquisition of Digital Fuel SV, LLC, or Digital Fuel, as discussed below. We had 811 and 748 employees as of March 31, 2018 and 2017, respectively.

We had total revenue of $54.1 million and $43.9 million for the three months ended March 31, 2018 and 2017, respectively, reflecting a period-over-period increase of 23%. Subscription revenue was $45.5 million and $36.2 million for the three months ended March 31, 2018 and 2017, respectively, reflecting a period-over-period increase of 26%. We incurred net losses of $8.1 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of $205.0 million as of March 31, 2018. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

Our Business Model

Our business model focuses on maximizing the lifetime value of customer relationships. We make significant investments in acquiring new customers and believe that we will be able to achieve a substantial positive return on these investments by retaining customers, increasing the number of applications and modules deployed by customers over time, and increasing the spend managed by our applications. In connection with the acquisition of new customers, we incur significant upfront costs, including marketing costs associated with acquiring new customers, which are expensed as incurred. We recognize subscription revenue ratably over the term of the subscription period, which commences when all of the revenue recognition criteria have been met.

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

Recent Developments

In March 2018, we issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by us or converted by the holder pursuant to the terms of the Notes. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. We received net proceeds from the sale of the Notes of approximately $139.4 million, net of initial purchase discounts and debt issuance costs.

In connection with the offering of the Notes, we also entered into capped call transactions, or Capped Calls with certain counterparties, including counterparties affiliated with the initial purchasers of the Notes. The Capped Calls each have an initial strike price of approximately $39.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $60.44 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.7 million shares of our Class A common stock, par value $0.0001 per share. The Capped Calls are intended to reduce the potential dilution and/or offset any cash payments we are required to make upon conversion of the Notes in the event the market price per share of our Class A common stock is greater than the strike price of the Capped Calls. If, however, the market price per share of the Class A common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Class A common stock exceeds the cap price. We used approximately $17.1 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The Capped Calls expire over 40 consecutive scheduled trading days ending on March 30, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions.

On February 2, 2018, we acquired all outstanding membership interests of Digital Fuel to extend our leadership role of the Technology Business Management market and broaden the Company’s customer base. The total estimated consideration for Digital Fuel was $43.6 million, comprised of $39.0 million in cash, subject to certain post-closing adjustments provided for in the Purchase Agreement, and 176,406 shares of our Class A common stock.

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. For the acquired Digital Fuel business, only customers utilizing the SaaS offering are included in the base annual contract value for calculating the net subscription dollar retention rate. If a Digital Fuel on-premise customer converts to a SaaS contract at a fee higher than the recurring support and maintenance fee, the incremental annual contract value will be included in the net subscription dollar retention rate calculation. Our net subscription dollar retention rate was approximately 102% for the 12 month period ended March 31, 2018.

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

Components of Our Results of Operations

Revenue

We derive revenue from two sources: (1) subscription revenue, which is comprised of subscription fees from customers accessing our platform, fees for additional support beyond the standard support that is included in the basic subscription fees, and fees for subscription-based online training, as well as term-based software license fees and support and maintenance fees related to customers of the acquired Digital Fuel business; and (2) professional services, which consist of fees associated with the implementation and configuration of our applications, as well as fees for in-person training and conference registration and sponsorship fees for the TBM Council, the operations of which we consolidate in our financial statements given the nature of our relationship.

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

On occasion, we sell our applications through third-party resellers. These arrangements typically call for the reseller to retain a portion of the subscription fee paid by the customer as compensation. Since we are typically responsible for the acceptability of the services purchased by the customer, we are the primary obligor in the transaction and, therefore, record revenue on a gross basis based on the amount billed to the customer. Subsequent to the adoption of ASC 606, reseller fees are capitalized and amortized through sales and marketing expense over a period between one to four years.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing employees, including sales commissions and incentives, employee benefits and stock-based compensation expense, marketing programs for lead generation, the costs associated with TBM Council activities and allocated overhead costs. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions are deferred and then amortized on a straight-line basis over the period of benefit that we have determined to be between one and four years. We expect sales and marketing expenses to continue to increase and continue to be our largest component of operating expenses for the foreseeable future as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, and build brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over the long-term, although sales and marketing expenses may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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

Other Income (Expense)

Interest Income (Expense) and Other, Net. Interest income (expense) and other, net consists primarily of interest expense on our convertible debt, including the amortization of debt discount and transaction related costs and from our capital leases. Interest income is derived from our available-for-sale investments.

Foreign Exchange Gain (Loss). Foreign exchange gain (loss) consists primarily of foreign currency remeasurement and transaction gains and losses related to the impact of transactions denominated in a currency other than the functional currency. With the exception of our newly acquired foreign subsidiary, Digital Fuel International Limited, the functional currency for our parent and subsidiary entities is the U.S. dollar. The functional currency for Digital Fuel International Limited is the British Pound Sterling. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased, and we expect this trend to continue.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$9,776	$11,918
Less: purchases of property and equipment	(680)	(1,545)
Free cash flow	$9,096	$10,373
Net cash used in investing activities	$(4,673)	$(16,190)
Net cash provided by financing activities	$129,855	$304

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended March 31, 2017
	2018	2017
		*As Adjusted
	(in thousands)
Revenue
Subscription	$45,471	$36,187
Professional services	8,599	7,744
Total revenue	54,070	43,931
Cost of revenue
Subscription (1)	8,949	7,850
Professional services (1)	8,465	7,569
Total cost of revenue	17,414	15,419
Gross profit	36,656	28,512
Operating expenses
Research and development (1)	11,897	9,658
Sales and marketing (1)	22,678	19,617
General and administrative (1)	10,154	6,534
Total operating expenses	44,729	35,809
Loss from operations	(8,073)	(7,297)
Other income (expense)
Interest income and other, net	128	236
Foreign exchange gain (loss)	114	(53)
Loss before provision for income taxes	(7,831)	(7,114)
Provision for income taxes	(268)	(25)
Net loss	$(8,099)	$(7,139)

*See Note 1 in the condensed consolidated statements for a summary of adjustments

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31, 2017
	2018	2017
	(in thousands)
Cost of revenue
Subscription	$319	$358
Professional services	328	318
Operating expenses
Research and development	1,393	1,041
Sales and marketing	1,430	999
General and administrative	1,482	909

Total stock-based compensation	$4,952	$3,625

	Three Months Ended March 31, 2017
	2018	2017

	(as a percentage of total revenue)
Revenue
Subscription	84%	82%
Professional services	16	18
Total revenue	100	100
Cost of revenue
Subscription	16	18
Professional services	16	17
Total cost of revenue	32	35
Gross profit	68	65
Operating expenses
Research and development	22	22
Sales and marketing	42	45
General and administrative	19	15
Total operating expenses	83	82
Loss from operations	(15)	(17)
Other income
Interest income and other, net	—	—
Foreign exchange gain (loss)	—	—
Loss before provision for income taxes	(15)	(17)
Provision for income taxes	—	—
Net loss	(15)%	(17)%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$45,471	$36,187	$9,284	26%
Professional services	8,599	7,744	855	11
Total revenue	$54,070	$43,931	$10,139	23

Subscription revenue increased for the three months ended March 31, 2018 primarily due to the impact of new customer acquisitions and to a lesser extent, inclusion of revenue from our acquisition of Digital Fuel. Professional services revenue increased for the three months ended March 31, 2018 primarily due to the inclusion of revenue from our acquisition of Digital Fuel.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$8,949	$7,850	$1,099	14%
Professional services	8,465	7,569	896	12
Total cost of revenue	$17,414	$15,419	$1,995	13
Gross margin:
Subscription	80%	78%
Professional services	2	2
Total gross margin	68	65

The overall increase in cost of subscription revenue was primarily attributable to an increase in amortization of acquisition-related intangible assets of $0.6 million due to our acquisition of Digital Fuel during the period, increased personnel-related costs of $0.4 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs, and hosting costs increased $0.3 million. These increases were offset by a decrease in depreciation expense of $0.2 million.

The overall increase in cost of professional services revenue was primarily attributable to an increase in personnel-related costs of $0.7 million, driven by headcount growth related to the acquisition of Digital Fuel, and an increase in outside services of $0.3 million.

Subscription gross margin increased because the subscription revenue growth rate outpaced the growth in subscription cost of revenue due to pricing efficiencies in hosting arrangements resulting in improved margins.

Professional services gross margin was flat in the three months ended March 31, 2018 as compared to the same period in 2017.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$11,897	$9,658	$2,239	23%
Percentage of total revenue	22%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $1.4 million, consisting of increased employee compensation and benefits costs of $1.1 million and additional stock-based compensation of $0.3 million, driven by headcount growth. Average headcount in research and development increased 11% from the three months ended March 31, 2017 compared to the same period in 2018 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$22,678	$19,617	$3,061	16%
Percentage of total revenue	42%	45%
*See note 1 in the condensed consolidated statements for a summary of adjustments

Sales and marketing expenses increased due to the expansion of our sales force, including personnel acquired from Digital Fuel. Average headcount in sales and marketing increased 5% from the three months ended March 31, 2017 as compared to the same period in 2018, contributing to a $2.7 million increase in personnel-related costs, consisting of $1.4 million related to increased employee compensation, benefits, and increased travel costs associated with our direct sales force, an increase of $0.9 million related to commissions, and additional stock-based compensation of $0.4 million, for the three months ended March 31, 2018.

General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$10,154	$6,534	$3,620	55%
Percentage of total revenue	19%	15%

General and administrative expenses increased primarily due to one-time acquisition-related costs of $2.5 million, including $0.6 of impairment of acquired assets and an increase in stock-based compensation of $0.6 million.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Interest income and other, net	$128	$236	$(108)	(46)%
Foreign exchange gain (loss)	114	(53)	167	(315)
*See note 1 in the condensed consolidated statements for a summary of adjustments

Interest expense increased by $0.2 million during the three months ended March 31, 2018 as a result of the issuance of the Notes in March 2018. The amortization of debt discount and transaction costs, as well as the coupon interest is recorded to interest expense. Interest income increased approximately $0.1 million due to higher investment balances. The increase in foreign exchange gain was primarily due to strengthening of the British Pound Sterling, Euro and Australian dollar versus the U.S. dollar during the first quarter of 2018 compared to the same period in 2017.

Provision for income taxes

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(268)	$(25)	$(243)	972%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations, specifically due to the strengthening of the British Pound Sterling in the current period, which increased the taxable earnings for our subsidiary located in the United Kingdom.

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

Liquidity and Capital Resources

As of March 31, 2018, we had $253.4 million of cash, cash equivalents and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. In March 2018, we issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by us or converted by the holder pursuant to the terms of the Notes. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. We received net proceeds from the sale of the Notes of approximately $139.4 million, net of initial purchase discounts and debt issuance costs. We used a portion of the net proceeds of the offering of the Notes to pay the cost of the Capped Call transactions described above and plan to use the remainder for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and strategic transactions.

In 2018, our principal uses of cash are funding operations and other working capital requirements, as well as the acquisition of Digital Fuel. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

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

Cash Flows

The following table shows cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Quarter Ended March 31,
	2018	2017

Cash provided by operating activities	$9,776	$11,918
Cash used in investing activities	(4,673)	(16,190)
Cash provided by financing activities	129,855	304

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including amortization of deferred costs, stock-based compensation, depreciation and amortization, foreign currency gains and losses, and other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during the three months ended March 31, 2018 reflected our net loss of $8.1 million, offset by non-cash expenses that included $5.0 million of stock-based compensation, $3.9 million of amortization of deferred costs, $0.6 million of impairment of acquired assets, $0.6 million of amortization of acquisition-related intangible assets related to the acquisition of Digital Fuel, and $1.4 million of depreciation and amortization. Working capital sources of cash included a decrease of $19.0 million in accounts receivable, due to collections on billings from the fourth quarter in 2017, and a $1.7 million decrease in prepaid expenses and other current assets. These sources of cash were offset by a $10.7 million decrease in deferred revenue, due to lower quarter-over-quarter billings, which is typical in the first quarter of the year due to the seasonal buying patterns of our customers, a $0.8 million net decrease in accounts payable, accrued expenses and deferred rent, and an increase of $2.9 million in deferred costs.

Net cash provided by operating activities during the three months ended March 31, 2017 reflected our net loss of $7.1 million, offset by non-cash expenses that included $3.6 million of stock-based compensation and $1.5 million of depreciation and amortization and $3.3 million of amortization of deferred costs. Working capital sources of cash included a decrease of $20.1 million in accounts receivable, due to collections on billings from the fourth quarter in 2016, $0.3 million decrease in prepaid expenses and other current assets, and a $0.6 million increase accounts payable, accrued expenses and deferred rent. These sources of cash were offset by a $7.6 million decrease in deferred revenue, due to the seasonality noted above, and an increase of $2.7 million in deferred costs.

Investing Activities

Our investing activities consist primarily of business combinations, purchases, sales and maturities of available-for-sale securities, property and equipment purchases for computer-related equipment and software, leasehold improvements to leased office facilities and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expands the functionality for customers, or new or expanded functionality for internal use software.

Net cash used in investing activities during the three months ended March 31, 2018 consisted primarily of $34.6 million for the acquisition of Digital Fuel, $18.8 million in purchases of available-for-sale securities, and $0.7 million of purchased property and equipment and capitalized software development costs, offset by $49.4 million of cash maturities from available-for-sale securities.

Net cash used in investing activities during the three months ended March 31, 2017, consisted primarily of $21.4 million in purchases of available-for-sale securities, and $1.5 million of purchased property and equipment and capitalized software development costs, offset by $6.8 million of cash maturities from available-for-sale securities.

Financing Activities

Sources of funds for financing activities consist primarily of proceeds from debt borrowings, the exercise of stock options, and proceeds from purchases of Class A common stock under our employee stock purchase plan to fund operations. Uses of funds for financing activities include payment of loan and IPO related fees, the purchase of the Capped Calls in 2018, and repayment of capital leases.

Net cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of $139.4 million in proceeds from the issuance of the Notes, net of issuance costs, $7.5 million received from option exercises, offset by the purchase of Capped Calls for $17.1 million in the aggregate.

Net cash provided by financing activities for the three months ended March 31, 2017 consisted primarily $0.6 million from proceeds received from option exercises, offset by the repayment deferred IPO costs of $0.2 million.

Contractual Obligations and Commitments

As of March 31, 2018, our principal obligations consisted of non-cancellable operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 21, 2018, or Form 10-K.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

•	revenue recognition;
•	stock-based compensation;
•	income taxes; and
•	capitalized internal use software;
•	deferred costs.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Form 10-K, except those noted in Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In March 2018, we issued $143.8 million aggregate principal amount of 0.875% convertible senior notes due 2023. The Notes have fixed annual interest rates at 0.875% and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were not effective as of March 31, 2018 due to a material weakness in our internal control over financial reporting as described below.

Material Weakness

Prior to the public disclosure of our 2018 first quarter results, a correction to our statement of cash flows for the presentation of an accrued, but unpaid, working capital adjustment related to the Digital Fuel acquisition was identified. Although we correctly accounted for such working capital adjustment in our public disclosures, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2018 as this control deficiency could result in a misstatement of the aforementioned disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We believe this issue resulted from insufficient internal resources to manage several complex and non-recurring transactions that occurred in the first quarter of 2018, and became apparent as a result of such transactions.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.

Remediation Efforts

Our management, with oversight from our audit committee, will implement remediation actions, including hiring of additional accounting and financial reporting personnel, ensuring that we maintain appropriate staffing levels to handle significant transactions to address the material weakness and to improve our internal control over financial reporting.

Changes in Internal Control

Other than enhancements and modifications to existing internal controls and procedures to ensure compliance with ASC 606 and to integrate Digital Fuel, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $8.1 million and $7.1 million in the three months ended March 31, 2018 and 2017, respectively.  We had an accumulated deficit of $205.0 million at March 31, 2018. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

We were incorporated in 2007 and introduced our first solution in 2008. Our limited operating history makes our ability to forecast future operating results difficult and subjects us to a number of uncertainties, including our ability to plan and model future growth. Our revenue grew 23% and 19% in the three months ended March 31, 2018 and 2017, respectively, compared to the same period in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, a decrease in the professional services needed to deploy our applications, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three months ended March 31, 2018 and 2017, 30% and 27%, respectively of our revenue was derived from customers located outside North America, primarily from customers in Europe. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 748 employees as of March 31, 2017 to 811 employees as of March 31, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

An October 2015 ruling of the Court of Justice of the EU, the EU’s highest court, invalidated the EU-U.S. Safe Harbor Framework as a method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area, or EEA. As a result of this ruling, we have entered into contractual provisions with certain European customers that impose additional obligations on us with respect to our handling of PII from the EEA. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the Privacy Shield Framework. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our Privacy Shield filing, our privacy policy, and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices. Additionally, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of PII and other data.

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

Although we are working to comply with those federal, state, and foreign laws and regulations, industry standards, governmental standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our applications or platform. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. For example, some of our customers rely on our certification under the Federal Risk and Authorization Management Program, or FedRAMP, to comply with U.S. federal acquisition requirements related to subscriptions to cloud services. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, governmental standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.

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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

Prior to the public disclosure of our 2018 first quarter results, a correction to our statement of cash flows for the presentation of an accrued, but unpaid, working capital adjustment related to the Digital Fuel acquisition was identified. Although we correctly accounted for such working capital adjustment in our public disclosures, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2018 as this control deficiency could result in a misstatement of the aforementioned disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We believe this issue resulted from insufficient internal resources to manage several complex and non-recurring transactions that occurred in the first quarter of 2018, and became apparent as a result of such transactions.

Our management, with oversight from our audit committee, will implement remediation actions, including hiring of additional accounting and financial reporting personnel, ensuring that we maintain appropriate staffing levels to handle significant transactions, to address the material weakness and to improve our internal control over financial reporting. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to this material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, as of March 31, 2018, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404 because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of SOX Section 404, additional material weaknesses may have been identified.

If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence, delisting from the Nasdaq Global Market, SEC inquiries, or stockholder litigation or other disputes. Any of these factors could cause the trading price of our common stock to decline, harm our reputation, or divert financial and management resources from our core business.

Our ability to raise capital in the future may be limited, and if we fail to raise capital when needed, we could be prevented from growing.

Our business and operations may consume resources faster than we anticipate. While we believe our cash and cash equivalents and cash flows from operations will be sufficient to support our planned operations for at least the next 12 months, in the future, we may need to raise additional funds to invest in future growth opportunities. In March 2018, we issued and sold a total of $143.8 million in aggregate principal amount of 0.875% convertible senior notes, and we may in the future engage in additional equity, equity-linked or debt financings to secure additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business and operating results. In addition, future debt instruments may impose restrictions on our ability to dispose property, make changes in our business, engage in mergers or acquisitions, incur additional indebtedness, and make investments and distributions. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, stockholders bear the risk that future securities offerings reduce the market price of our Class A common stock and dilute their interest.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the recently adopted Tax Cuts and Jobs Act of 2017, or the Tax Act, contains many significant changes to U.S. tax laws, including changes in corporate tax rates, the taxation of foreign earnings, and the deductibility of certain expenses. We have performed preliminary analyses of the impacts of the Tax Act using the information available at this time regarding our deferred tax assets and liabilities and taxation of foreign earnings. The impact of the Tax Act may differ from our initial estimates due to, among other things, changes in interpretations and assumptions we have made, Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. The effects of Tax Act provisions are still being evaluated by management, and this report does not purport to disclose all the effects of the Tax Act which could have material positive or negative impacts on our current or future tax position. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our executive officers and directors and their related parties, which include funds affiliated with Madrona Venture Group and Shasta Ventures, collectively beneficially own shares representing approximately 64% of the voting power of our outstanding capital stock, as of May 2, 2018. Because of the ten-to-one voting ratio between Class B common stock and Class A common stock, the holders of Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of (1) the seventh anniversary of the closing of our IPO and (2) the date on which the Class B common stock ceases to represent at least 25% of our outstanding common stock, on which date all of the shares of Class B common stock will automatically convert to Class A common stock. These holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of May 2, 2018, 32,375,302 shares of our Class A common stock were outstanding and 11,116,834 shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options and restricted stock units, or RSUs, of which options and RSUs to purchase 6,272,792 shares and 2,192,145 shares, respectively, were outstanding as of May 2, 2018, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options. We register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of May 2, 2018, the holders of 4,502,440 shares, or approximately 10% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the Notes, or to make cash payments in connection with any conversion of Notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the Notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

Transactions relating to our Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our Class A common stock.

If the Notes are converted by holders, we have the ability under the indenture for the Notes to deliver cash, Class A common stock, or any combination of cash or Class A common stock, at our election upon conversion of the Notes. If we elect to deliver Class A common stock upon conversion of the Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the Notes may engage in short selling to hedge their position in the Notes. Anticipated future conversions of such Notes into shares of our Class A common stock could depress the price of our Class A common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2018, in connection with our acquisition of Digital Fuel SV, LLC, we issued 176,406 shares of our Class A common stock to the sellers of Digital Fuel. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. Additional disclosure concerning our acquisition of Digital Fuel SV, LLC can be found in our Current Report on Form 8-K filed with the SEC on February 2, 2018.

On March 8, 2018, we issued an aggregate of 5,532 shares of our Class B common stock to a warrant holder upon the exercise of outstanding warrants to purchase an aggregate 10,604 shares of our Class B common stock, pursuant to a net exercise mechanism under the warrants. The warrants had an exercise price of $14.31 per share. Following issuance, the shares of Class B common stock were immediately converted to shares of our Class A common stock. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

On March 23, 2018, we issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes in a private placement exempt from the registration requirements of the Securities Act of 1933. Additional disclosure concerning this issuance can be found in our Current Report on Form 8-K filed with the SEC on March 23, 2018.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Unit Purchase Agreement, dated as of February 2, 2018, by and among Apptio, Inc., a Delaware corporation, Digital Fuel SV, LLC, a Delaware limited liability company, Skyview Capital, LLC, a Delaware limited liability company, and the members of Digital Fuel SV, LLC party thereto. Certain schedules and exhibits referenced in the Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S–K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.	8-K	02/02/2018	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-Q	11/04/2016	3.1

3.2	Amended and Restated Bylaws.	S-1/A	09/12/2016	3.2

4.1	Indenture, dated March 23, 2018, between Apptio, Inc. and U.S. Bank National Association.	8-K	03/28/2018	4.1

4.2	Form of 0.875% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	03/28/2018	4.2

10.1	Form of Capped Call Confirmation.	8-K	03/28/2018	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Apptio, Inc.

Date: May 7, 2018	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)