Form 10-Q
period 2018-06-30
Apptio Inc
filed 2018-08-03
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 44,574,796 shares of the registrant’s Class A common stock were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$174,994	$55,069
Short-term investments	74,390	93,901
Accounts receivable, net of allowance for doubtful accounts
of $444 and $413	59,136	68,782
Deferred costs	13,705	11,898
Prepaid expenses and other current assets	4,824	5,079
Total current assets	327,049	234,729
Long-term assets
Property and equipment, net of accumulated depreciation
of $24,257 and $21,924	9,352	10,437
Long-term investments	5,493	—
Deferred costs, net of current portion	18,155	17,182
Acquisition-related intangible assets, net	19,008	—
Goodwill	31,004	—
Other long-term assets	989	983
Total assets	$411,050	$263,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,753	$5,598
Accrued payroll and other expenses	16,484	16,481
Deferred revenue	118,346	116,831
Deferred rent	940	892
Capital leases	25	21
Total current liabilities	142,548	139,823
Long-term liabilities
Convertible senior notes, net	108,153	—
Deferred revenue, net of current portion	6,022	2,470
Deferred rent, net of current portion	2,987	3,483
Capital leases, net of current portion	110	26
Asset retirement obligation	198	199
Total liabilities	260,018	146,001
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A and Class B Common stock	5	4
Additional paid-in capital	361,277	314,301
Accumulated other comprehensive income (loss)	11	(110)
Accumulated deficit	(210,261)	(196,865)
Total stockholders’ equity	151,032	117,330
Total liabilities and stockholders' equity	$411,050	$263,331

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted

Revenue
Subscription	$49,206	$37,247	$94,677	$73,434
Professional services	9,839	7,978	18,438	15,722
Total revenue	59,045	45,225	113,115	89,156
Cost of revenue
Subscription	9,671	7,252	18,620	15,102
Professional services	9,544	7,267	18,009	14,836
Total cost of revenue	19,215	14,519	36,629	29,938
Gross profit	39,830	30,706	76,486	59,218
Operating expenses
Research and development	12,177	10,263	24,074	19,921
Sales and marketing	24,024	20,992	46,702	40,609
General and administrative	7,499	6,620	17,653	13,154
Total operating expenses	43,700	37,875	88,429	73,684
Loss from operations	(3,870)	(7,169)	(11,943)	(14,466)
Other (expense) income
Interest expense	(1,912)	(10)	(2,124)	(20)
Interest income	871	275	1,249	533
Other income (expense), net	10	(1)	(28)	(13)
Foreign exchange (loss) gain	(576)	119	(462)	66
Loss before income taxes	(5,477)	(6,786)	(13,308)	(13,900)
Benefit from (provision for) income taxes	180	(126)	(88)	(151)
Net loss	$(5,297)	$(6,912)	$(13,396)	$(14,051)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.18)	$(0.31)	$(0.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,921	39,175	43,345	38,793

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(5,297)	$(6,912)	$(13,396)	$(14,051)
Other comprehensive loss
Foreign currency translation adjustment	25	—	45	—
Unrealized gain (loss) on available-for-sale securities	39	(30)	76	(53)
Total comprehensive loss	$(5,233)	$(6,942)	$(13,275)	$(14,104)

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(13,396)	$(14,051)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,684	3,082
(Accretion of discounts)/amortization of premiums on investments	(237)	54
Amortization of acquisition-related intangible assets	1,492	—
Amortization of deferred costs	7,950	6,616
Amortization of debt discount and issuance costs	1,774	18
Loss (gain) on disposal of property and equipment	47	(4)
Stock-based compensation	10,531	7,310
Foreign exchange loss (gain)	462	(66)
Change in operating assets and liabilities, net of impact of business combination
Accounts receivable	15,508	7,330
Prepaid expenses and other assets	89	1,481
Deferred costs	(8,163)	(6,119)
Accounts payable	839	1,037
Accrued expenses	(1,328)	(1,727)
Deferred revenue	(9,674)	(2,820)
Deferred rent	(446)	(398)
Net cash provided by operating activities	8,132	1,743
Cash flows from investing activities
Business combination, net of cash acquired	(39,041)	—
Purchases of property and equipment	(1,396)	(2,236)
Proceeds from sales of equipment	—	9
Proceeds from maturities of investments	81,550	19,700
Purchases of investments	(67,218)	(28,898)
Return of (payments for) security deposits	50	(29)
Net cash used in investing activities	(26,055)	(11,454)
Cash flows from financing activities
Proceeds from borrowings on convertible notes, net of discounts	139,438	—
Purchase of capped calls	(17,092)	—
Proceeds from exercises of common stock options	13,942	5,495
Payment of issuance costs on convertible notes	(465)	—
Proceeds from purchases of stock under employee stock purchase plan	2,391	2,251
Payment of initial public offering costs	—	(243)
Principal payments on capital lease obligations	(13)	(21)
Net cash provided by financing activities	138,201	7,482
Foreign currency effect on cash, cash equivalents and restricted cash	(353)	56
Net increase (decrease) in cash, cash equivalents and restricted cash	119,925	(2,173)
Cash, cash equivalents and restricted cash
Beginning of period	55,069	42,007
End of period	$174,994	$39,834
Supplemental non-cash disclosures
Class A Common stock issued in business combination	4,617	—
Debt issuance costs in accounts payable and accrued expenses	4	—
Purchases under capital lease obligations	144	—
Property and equipment additions in accounts payable and accrued expenses	347	742

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

Reclassifications

In the condensed consolidated statements of operations, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, “interest expense” and “interest income” were previously included in the line item "interest income (expense) and other, net" and is now separately stated. There was no change to total net loss as a result of the reclassification.

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

Since inception through June 30, 2018, the Company has incurred losses from operations, has accumulated a deficit of $210.3 million, and has been dependent on equity and debt financing, and to a lesser extent, cash flows from operations, to fund its business.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing the Company’s applications, fees for additional support beyond the standard support that is included in the basic subscription fees, which are referred to as premium support offerings, and fees for subscription based online training offerings, as well as, term-based software license fees and support and maintenance fees related to customers of the acquired business; and (2) professional services, which consist of fees associated with the implementation and configuration of the Company’s applications, as well as fees for in-person training and TBM Council conference registration and sponsorship fees. Implementation and configuration services primarily consist of consultative services, such as data mapping and establishing best practices. Implementation and configuration services do not result in any significant customization or modification of the software platform or user interface. The Company presents revenue from both of these sources separately in its condensed consolidated statements of operations.

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

The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal. The Company recognizes revenue for subscription fees from customers utilizing its applications ratably over the subscription term, which are typically one to three years. The Company’s subscription arrangements generally do not allow the customer the contractual right to take possession of the software; as such, the arrangements are considered service contracts. Fees for premium support offerings and subscription-based online training are generally one-year agreements billed upfront, and are recognized ratably over the term of the support or training agreement. The Company’s premium support offerings include all of the Company’s standard incident support services, with enhanced response times, dedicated support resources, access to architecture and configuration experts and other services not included with standard support. The Company’s subscription-based online training provides self-directed training for customers via access to recorded training sessions.

Professional services revenue consists of fees associated with application configuration, integration, change management, education and training services, and conference registration and sponsorship fees. The Company’s professional services engagements are priced on a time-and-materials basis or fixed-fee basis. The duration of the Company’s professional services engagements varies based on the scope of services requested, but typically ranges between three and six months. For time-and-materials arrangements, the Company recognizes revenue as hours are worked. For fixed-fee arrangements, the Company recognizes professional services revenue as delivered using the percentage of completion, or POC, method measured on an hours incurred basis. Under the POC method of accounting, revenue and expenses are recognized as work is performed based on the relationship between actual hours incurred and total estimated hours at the completion of the project. Changes to the original estimates may be required during the life of the project. Estimates of both hours and costs to complete a project are reviewed periodically and the effect of any change in the estimated hours to complete a project is reflected as an adjustment to revenue in the period the change becomes known.

If estimated costs to fulfill a contract exceed the revenue expected from the contract, a loss equal to the amount of estimated excess costs will be recognized in the period the change is known. The use of the POC method of accounting involves considerable

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

use of estimates in determining revenue, costs and profits, and in assigning the amounts to accounting periods. Associated out-of-pocket travel expenses related to the delivery of professional services are typically reimbursed by the customer. Out-of-pocket expense reimbursements are recognized as revenue and cost of professional services.

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

The Company also sells applications through third-party resellers. These arrangements typically call for the reseller to retain a portion of the subscription fee paid by the customer as compensation. Since the Company is responsible for the fulfillment of the goods and services and have the primary responsibility for the good or service meeting customer expectations, the Company is the principal in these transactions and records revenue on a gross basis based on the amount billed to the reseller. Reseller fees are capitalized and amortized through sales and marketing expense as discussed under Deferred Costs below.

All subscription and support fees that are billed in advance are recorded as a contract liability, presented in the condensed consolidated balance sheets as deferred revenue. Deferred revenue represents the unearned revenue on cash receipts or accounts receivable for the sale of subscriptions and for professional services for which services have not yet been provided. The substantial majority of deferred revenue relates to subscription revenue.

Deferred Costs

Deferred costs consist of sales commissions earned by the Company’s sales force and fees paid to third-party resellers and are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for subscription contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years for new subscription agreements, over the term of the respective subscription for renewals of subscription agreements, and over one year for service contracts. The Company determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. These costs are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. Periodically, the Company reviews the deferred costs for impairment and will recognize such impairment in the period when and if the carrying amount of the asset exceeds future consideration less costs that relate directly to providing service that have not been recognized. Amortization expense is included in sales and marketing expenses in the condensed consolidated statements of operations.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company periodically reviews the carrying amounts of acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The Company measures the recoverability of this asset group by comparing the carrying amount of each asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers any of this asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. Intangible assets are amortized over their useful lives ranging from two to ten years.

Foreign Currency Translation

The functional currency for most of the Company’s foreign subsidiaries is the U.S. dollar, while one uses local currency. The results of operations for the Company’s international subsidiaries whose functional currency is the U.S. dollar are remeasured from the local currency into U.S. dollars using the average exchange rates during each period. The majority of the assets and liabilities are remeasured using exchange rates at the end of each period. All equity transactions and certain assets are remeasured using historical rates. The Company translates the foreign functional currency financial statements to U.S dollars for the entity that does not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions and certain assets. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity, and related periodic movements are summarized as a line item in the condensed consolidated statements of comprehensive loss.

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

The impact of adopting the new standard on 2017 revenues in the consolidated financial statements was not material. The primary impact of adopting the new standard is the requirement for the Company to capitalize certain contract costs, such as commissions, which were previously being expensed as incurred. These costs are now capitalized and amortized over a period of benefit that the Company has determined to be between one and four years for subscription agreements. Commissions on service arrangements are now capitalized and amortized over a period of benefit that the Company has determined to be one year.

The Company has adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09. Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Sales and marketing	$21,094	$(102)	$20,992
Loss from operations	(7,271)	102	(7,169)
Foreign exchange loss	120	(1)	119
Net loss	$(7,013)	$101	$(6,912)
Net loss per share attributable to common stockholders, basic and diluted	$(.18)	$-	$(.18)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Sales and marketing	$40,120	$489	$40,609
Loss from operations	(13,977)	(489)	(14,466)
Foreign exchange loss	68	(2)	66
Net loss	$(13,560)	$(491)	$(14,051)
Net loss per share attributable to common stockholders, basic and diluted	$(.35)	$(.01)	$(.36)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(13,560)	(491)	$(14,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	6,616	6,616
Foreign exchange (gain) loss	(68)	2	(66)
Change in operating assets and liabilities
Deferred costs	—	(6,119)	(6,119)
Net cash provided by operating activities	1,735	8	1,743
Foreign currency effect on cash, cash equivalents and restricted cash	64	(8)	56
Net decrease in cash, cash equivalents and restricted cash	(2,173)	—	(2,173)
Cash, cash equivalents and restricted cash
End of period	$39,834	$—	$39,834

New Accounting Pronouncements Not Yet Adopted

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

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

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2018
	Level 1	Level 2	Total

Money market funds	$10,181	$—	$10,181
Corporate notes and obligations	—	32,557	32,557
U.S. government treasury securities	47,326	—	47,326
	$57,507	$32,557	$90,064

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2017
	Level 1	Level 2	Total

Money market funds	$24,225	$—	$24,225
Corporate notes and obligations	—	38,020	38,020
U.S. government treasury securities	55,881	—	55,881
	$80,106	$38,020	$118,126

At June 30, 2018 and December 31, 2017, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs which include quoted prices in active markets for identical assets or liabilities. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in corporate notes and obligations, as applicable.

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts are factored into the cost basis of the investment and amortized over the life through maturity. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$27,069	$—	$(5)	$27,064
U.S. government treasury securities	47,339	2	(15)	47,326
Total short-term available-for-sale debt securities	$74,408	$2	$(20)	$74,390

Amounts maturing in greater than one year
Corporate notes and obligations	$5,509	$—	$(16)	$5,493
U.S. government treasury securities	—	—	—	—
Total long-term available-for-sale debt securities	$5,509	$—	$(16)	$5,493

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$38,044	$—	$(24)	$38,020
U.S. government treasury securities	55,967	—	(86)	55,881
Total short-term available-for-sale debt securities	$94,011	$—	$(110)	$93,901

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate notes and obligations	$16,647	$(21)	$—	$—
U.S. government treasury securities	33,924	(14)	—	—
Total available-for-sale debt securities	$50,571	$(35)	$—	$—

The Company does not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence, which includes the Company’s intent as of June 30, 2018 to hold these investments until the cost basis is recovered. Realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Note 4. Deferred costs

Deferred costs, which primarily consist of deferred sales commissions, were $31.9 million and $29.1 million as of June 30, 2018 and December 31, 2017, respectively. The Company capitalized $5.3 million and $3.4 million during the three months ended June 30, 2018 and 2017, respectively, and $8.2 million and $6.1 million during the six months ended June 30, 2018 and 2017, respectively. In addition, the Company acquired $2.7 million of deferred costs related to capitalized commissions, in connection with the business combination noted below. Amortization expense for the deferred costs was $4.0 million and $3.3 million during the three months ended June 30, 2018 and 2017, respectively, and $7.9 million and $6.6 million during the six months ended June 30, 2018 and 2017, respectively. Impairment losses related to deferred costs were immaterial for all periods presented.

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

During the second quarter of 2018, the Company finalized the purchase price allocation. Measurement period adjustments recorded during the period were not material.

The total consideration for this acquisition was approximately (in thousands, except share data):

Cash	$39,138
Common stock (176,406 shares)	4,617
Total	$43,755

The following table summarizes the fair values of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands):

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Purchase Consideration	Useful life (in years)

Cash	$97
Accounts receivable	6,267
Other tangible assets	2,804
Acquired developed technology	8,100	4
Customer contracts and related relationships	11,400	10
Order backlog	500	2
Trademarks and trade name	500	3
Accounts payable, deferred revenue and other liabilities	(16,917)
Net assets acquired	12,751
Goodwill	31,004
Total	$43,755

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill resulting from this business combination represents the synergies expected from expanded market opportunities when integrating the acquired technologies with our offerings. The goodwill balance is deductible for U.S. income tax purposes.

The acquired entity's results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition. The Company incurred costs related to this acquisition of $1.9 million. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

Pro forma and historical results of operations for this acquisition are not presented as the financial impact to the Company's condensed consolidated financial statements is immaterial.

Note 6. Acquisition-Related Intangible Assets

Intangible assets acquired through the Company’s business combination are as follows (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$8,100	$(844)	$7,256
Customer contracts and related relationship assets	11,400	(475)	$10,925
Order backlog	500	(104)	$396
Trademarks and trade name	500	(69)	431
Total	$20,500	$(1,492)	$19,008

The weighted average remaining useful life of the intangible assets is seven years. The expected future amortization expense for intangible assets as of June 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$1,791
2019	3,582
2020	3,353
2021	3,179
2022	1,309
Thereafter	5,794
Total future amortization expense	$19,008

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7. Convertible Senior Notes

In March 2018, the Company issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by the Company or converted by the holder pursuant to the terms of the Notes. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. The Company received net proceeds from the offering of approximately $139.4 million, net of initial purchase discounts and debt issuance costs.

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

As of June 30, 2018, the Notes were not yet convertible.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$143,750	$—
Less: debt discount, net of amortization	(35,597)	—
Net carrying amount	$108,153	—
Equity component (a)	32,637	—

(a) Recorded in the condensed consolidated balance sheet within additional paid-in capital, net of $1.1 million of issuance costs.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Six Months Ended June 30,
	2018	2017
Contractual interest expense	$350	$—
Amortization of debt discount	1,598	—
Amortization of issuance costs	176	—
Total interest expense	$2,124	—

As of June 30, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying value
Convertible senior notes	$160,820	$108,153	—	—

In connection with the issuance of the Notes, the Company entered into capped call transactions, or Capped Calls, with certain counterparties affiliated with the initial purchasers and others. By entering into the Capped Calls, the Company mitigates potential dilution from the conversion of the Notes, effectively increasing the conversion price of the Notes. Under the Capped Calls, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s Class A common stock underlying the Notes, with an initial strike price of approximately $39.29 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $60.44, and is subject to certain adjustments under the terms of the Capped Calls. The cost of the purchased Capped Calls of $17.1 million was recorded to shareholders’ equity and will not be re-measured.

Based on the closing price of our Class A common stock of $36.20 on June 30, 2018, the if-converted value of the Notes was less than their respective principal amounts.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Stockholders’ Equity

Preferred Stock

As of June 30, 2018, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

 As of June 30, 2018, the Company had authorized 451,000,000 shares of Class A common stock, par value $0.0001 per share, of which 44,567,831 shares were issued and outstanding. Holders of Class A common stock are entitled to one vote per share.

During the three months ended June 30, 2018, 1,928,417 shares of Class B common stock were converted into 1,928,417 shares of Class A common stock at the request of the holders thereof. Additionally, 9,195,917 shares of Class B common stock, constituting all of the shares of Class B common stock that were issued and outstanding, were automatically converted into shares of Class A common stock, as the Class B common stock ceased to represent at least 25% of the outstanding common stock. Prior to the conversion, the Company had authorized 44,000,000 shares of Class B Common stock. Upon conversion, 36,286,260 were retired, leaving 7,713,740 shares authorized, par value $0.0001 per share. There are no shares of Class B common stock outstanding as of June 30, 2018.

Note 9. Warrants

On March 8, 2018, the remaining warrant holder exercised warrants to purchase 10,604 shares of Class B common stock. The Company issued 5,532 shares of Class B common stock, which immediately converted to Class A common stock, through a cashless exercise of the warrants. The impact of this exercise was immaterial to the condensed consolidated financial statements. There were no remaining common stock warrants outstanding as of June 30, 2018.

Note 10. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of non-statutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of June 30, 2018, the total number of shares available for issuance under the 2016 Plan was 5,629,839. These available shares will automatically increase each January 1, by the least of 5,500,000 shares of Class A common stock, 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of June 30, 2018, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 1,117,643. These available shares will automatically increase each January 1, by the least of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, and such lesser number of shares as determined by the Company’s board of directors.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

 During the three and six months ended June 30, 2018, 125,121 shares of Class A common stock were purchased under the 2016 ESPP.

Stock Options

Stock option activity during the six months ended June 30, 2018 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2017	7,490	$10.76
Options granted	—	—
Options exercised	(1,747)	7.98
Options forfeited or canceled	(224)	15.36
Outstanding at June 30, 2018	5,519	$11.46	6.33	$136,542
Vested and expected to vest at June 30, 2018	5,390	$11.38	6.29	$133,804
Exercisable at June 30, 2018	3,804	$9.90	5.63	$100,037

As of June 30, 2018, there was a total of $10.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 1.9 years.

RSUs

RSU activity under the 2016 Plan during the six months ended June 30, 2018 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2017	2,030	$16.15
Granted	1,124	31.37
Vested	(400)	14.84
Forfeited or canceled	(187)	18.42
Non-Vested outstanding at June 30, 2018	2,567	$22.85

As of June 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $55.1 million and the weighted-average remaining vesting period was 3.3 years.

Stock-based compensation expense recognized in the Company’s statement of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue
Subscription	$289	$240	$608	$597
Professional services	479	230	807	548
Operating expenses
Research and development	1,399	1,112	2,792	2,153
Sales and marketing	1,706	1,077	3,136	2,077
General and administrative	1,706	1,026	3,188	1,935
Total stock-based compensation	$5,579	$3,685	$10,531	$7,310

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

	Six Months Ended June 30, 2018
	Subscription	Services	Total
Deferred revenue balance at December 31, 2017	$110,934	$8,367	$119,301
Revenue recognized during the period	(94,677)	(15,824)	(110,501)
Additions to deferred revenue during the period, including deferred revenue acquired	98,095	17,473	115,568
Deferred revenue balance at June 30, 2018	$114,352	$10,016	$124,368

During the three months ended June 30, 2018 and 2017, $44.7 million and $34.5 million of subscription revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the three months ended June 30, 2018 and 2017, $2.4 million and $1.6 million of professional services revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2018 and 2017, $74.0 million and $61.1 million of subscription revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2018 and 2017, $5.3 million and $4.4 million of professional services revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, approximately $226.9 million of subscription revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. As of June 30, 2018, approximately $12.1 million of services revenue is expected to be recognized from remaining performance obligations for service contracts. The Company will recognize the remaining performance obligations for services revenue as services are performed.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Numerator:
Net loss attributable to common stockholders	$(5,297)	$(6,912)	$(13,396)	$(14,051)
Denominator:
Weighted-average common shares outstanding - basic and diluted	43,921	39,175	43,345	38,793
Net loss per common share - basic and diluted	$(0.12)	$(0.18)	$(0.31)	$(0.36)
*See Note 1 for a summary of adjustments

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Stock options to purchase common stock	5,993	10,145	6,463	10,587
Unvested restricted stock units (RSUs)	2,389	1,286	2,228	966
Common stock issuable under 2016 ESPP	122	212	127	231
Warrants to purchase common stock	—	11	4	11
Convertible senior notes	3,515	—	1,942	—
	12,019	11,654	10,764	11,795
*See Note 1 for a summary of adjustments

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

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three and six months ended June 30, 2018 and 2017, as determined based on the billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Americas	$40,283	$32,630	$77,874	$64,540
EMEA	15,561	10,492	28,747	20,542
APAC	3,201	2,103	6,494	4,074
	$59,045	$45,225	$113,115	$89,156

Revenue attributed to the United States was approximately 99% and 100% of Americas revenue for the three months ended June 30, 2018 and 2017, respectively, and 98% and 99% for the six months ended June 30, 2018 and 2017, respectively.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about our:

•	market opportunity, market leadership and ability to compete effectively;
•	anticipated growth strategies and our ability to effectively manage that growth and execute these strategies;
•	future financial performance, the expected use of proceeds from our initial public and convertible senior notes offerings and future macroeconomic conditions; and
•	ability to adequately protect our intellectual property and the regulatory regime for our products and services.

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 32% and 28% in the three months ended June 30, 2018 and 2017, respectively and 32% and 28%, in the six months ended June 30, 2018 and 2017, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 13 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more. Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth, and more recently, the acquisition of Digital Fuel SV, LLC, or Digital Fuel, as discussed below. We had 852 and 756 employees as of June 30, 2018 and 2017, respectively.

We had total revenue of $59.0 million and $45.2 million for the three months ended June 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 31%. Subscription revenue was $49.2 million and $37.2 million for the three months ended June 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 32%. For the six months ended June 30, 2018 and 2017, total revenue was $113.1million and $89.2 million respectively, reflecting a period-over-period increase of 27%. Subscription revenue was $94.7 million and $73.4 million for the six months ended June 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 29%. We incurred net losses of $5.3 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively and $13.4 million and $14.1 million for the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $210.3 million as of June 30, 2018. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

In connection with the offering of the Notes, we also entered into capped call transactions, or Capped Calls, with certain counterparties, including counterparties affiliated with the initial purchasers of the Notes. The Capped Calls each have an initial strike price of approximately $39.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $60.44 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.7 million shares of our Class A common stock, par value $0.0001 per share. The Capped Calls are intended to reduce the potential dilution and/or offset any cash payments we are required to make upon conversion of the Notes in the event the market price per share of our Class A common stock is greater than the strike price of the Capped Calls. If, however, the market price per share of the Class A common stock exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Class A common stock exceeds the cap price. We used approximately $17.1 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The Capped Calls expire over 40 consecutive scheduled trading days ending on March 30, 2023. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law; insolvency filings; and hedging disruptions.

On February 2, 2018, we acquired all outstanding membership interests of Digital Fuel to extend our leadership role of the Technology Business Management market and broaden the Company’s customer base. The total consideration for Digital Fuel was $43.8 million, comprised of $39.0 million in cash, net of cash acquired, and 176,406 shares of our Class A common stock.

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. For the acquired Digital Fuel business, only customers utilizing the SaaS offering are included in the base annual contract value for calculating the net subscription dollar retention rate. If a Digital Fuel on-premise customer converts to a SaaS contract at a fee higher than the recurring support and maintenance fee, the incremental annual contract value will be included in the net subscription dollar retention rate calculation. Our net subscription dollar retention rate was approximately 102% for the 12 month period ended June 30, 2018, and may fluctuate as a result of a number of factors.

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

Since our inception, we have invested in professional services to help ensure that customers successfully deploy and adopt our applications. We continue to also expand our professional services partner ecosystem to further support our customers. We believe that our investment in professional services, as well as partners building consulting practices around our company, will drive additional customer subscriptions and continued growth in revenue. In addition, over the long-term, we expect professional services revenue to decrease as a percentage of total revenue as our customer base continues to grow and as the effort required to deploy our solutions decreases, through product enhancements and our efforts to drive increased customer adoption of our standardized IT operating model, the Apptio TBM Unified Model, or ATUM.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs, employee benefits, stock-based compensation expense and other headcount-related costs associated with product development, hosting costs and depreciation of equipment used in research and development, consulting fees, and allocated overhead costs. For development costs related to our software and internal use software, qualifying internally developed software costs incurred during the application development stage are capitalized. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to increase the functionality and otherwise enhance our platform and develop new applications. However, we expect research and development expenses to decrease modestly as a percentage of total revenue over the long-term as our customer base and revenue grows, although they may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing employees, including sales commissions and incentives, employee benefits and stock-based compensation expense, marketing programs for lead generation, the costs associated with TBM Council activities and allocated overhead costs. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the period of benefit that we have determined to be between one and four years. We expect sales and marketing expenses to continue to increase and continue to be our largest component of operating expenses for the foreseeable future as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, and build brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over the long-term, although they may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$8,132	$1,743
Less: purchases of property and equipment	(1,396)	(2,236)
Free cash flow	$6,736	$(493)
Net cash used in investing activities	$(26,055)	$(11,454)
Net cash provided by financing activities	$138,201	$7,482

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands)
Revenue
Subscription	$49,206	$37,247	$94,677	$73,434
Professional services	9,839	7,978	18,438	15,722
Total revenue	59,045	45,225	113,115	89,156
Cost of revenue
Subscription (1)	9,671	7,252	18,620	15,102
Professional services (1)	9,544	7,267	18,009	14,836
Total cost of revenue	19,215	14,519	36,629	29,938
Gross profit	39,830	30,706	76,486	59,218
Operating expenses
Research and development (1)	12,177	10,263	24,074	19,921
Sales and marketing (1)	24,024	20,992	46,702	40,609
General and administrative (1)	7,499	6,620	17,653	13,154
Total operating expenses	43,700	37,875	88,429	73,684
Loss from operations	(3,870)	(7,169)	(11,943)	(14,466)
Other (expense) income
Interest expense	(1,912)	(10)	(2,124)	(20)
Interest income	871	275	1,249	533
Other income (expense), net	10	(1)	(28)	(13)
Foreign exchange (loss) gain	(576)	119	(462)	66
Loss before income taxes	(5,477)	(6,786)	(13,308)	(13,900)
Benefit from (provision for) income taxes	180	(126)	(88)	(151)
Net loss	$(5,297)	$(6,912)	$(13,396)	$(14,051)

*See Note 1 in the condensed consolidated statements for a summary of adjustments

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue
Subscription	$289	$240	$608	$597
Professional services	479	230	807	548
Operating expenses
Research and development	1,399	1,112	2,792	2,153
Sales and marketing	1,706	1,077	3,136	2,077
General and administrative	1,706	1,026	3,188	1,935

Total stock-based compensation	$5,579	$3,685	$10,531	$7,310

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(as a percentage of total revenue)
Revenue
Subscription	83%	82%	84%	82%
Professional services	17	18	16	18
Total revenue	100	100	100	100
Cost of revenue
Subscription	16	16	16	17
Professional services	16	16	16	17
Total cost of revenue	32	32	32	34
Gross profit	68	68	68	66
Operating expenses
Research and development	21	23	21	22
Sales and marketing	41	46	42	45
General and administrative	13	15	16	15
Total operating expenses	75	84	79	82
Loss from operations	(7)	(16)	(11)	(16)
Other (expense) income
Interest expense	(3)	—	(2)	—
Interest income	1	1	1	—
Other income (expense), net	—	—	—	—
Foreign exchange (loss) gain	—	—	—	—
Loss before income taxes	(9)	(15)	(12)	(16)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	(9)%	(15)%	(12)%	(16)%

*See Note 1 in the condensed consolidated statements for a summary of adjustments

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$49,206	$37,247	$11,959	32%
Professional services	9,839	7,978	1,861	23
Total revenue	$59,045	$45,225	$13,820	31

Subscription revenue increased for the three months ended June 30, 2018 primarily due to the impact of new customer acquisitions and to a lesser extent, inclusion of revenue from our acquisition of Digital Fuel. Professional services revenue increased for the three months ended June 30, 2018 primarily due to the inclusion of revenue from our acquisition of Digital Fuel.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$9,671	$7,252	$2,419	33%
Professional services	9,544	7,267	2,277	31
Total cost of revenue	$19,215	$14,519	$4,696	32
Gross margin:
Subscription	80%	81%
Professional services	3	9
Total gross margin	67	68

The overall increase in cost of subscription revenue was primarily attributable to an increase in amortization of acquisition-related intangible assets of $0.9 million due to our acquisition of Digital Fuel during the first quarter of 2018, increased personnel-related costs of $0.5 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs, and hosting costs increased $0.4 million.

The overall increase in cost of professional services revenue was primarily attributable to an increase in personnel-related costs of $1.1 million, driven by headcount growth related to the acquisition of Digital Fuel, and an increase in outside services of $0.9 million.

Subscription gross margin decreased in the three months ended June 30, 2018 because increases in subscription revenue were offset by higher period-over-period personnel-related costs and stock-based compensation due to growth in headcount to support our growing customer base.

Professional services gross margin decreased in the three months ended June 30, 2018 as compared to the same period in 2017, due to an increase in the use of partners to implement services and lower internal billable utilization rates due to investment in non-billable work related to new product training.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$12,177	$10,263	$1,914	19%
Percentage of total revenue	21%	23%

Research and development expenses increased primarily due to increased personnel-related costs of $1.5 million, consisting of increased employee compensation and benefits costs of $1.2 million and additional stock-based compensation of $0.3 million, driven by headcount growth. Average headcount in research and development increased 14% from the three months ended June 30, 2017 compared to the same period in 2018 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$24,024	$20,992	$3,032	14%
Percentage of total revenue	41%	46%
*See Note 1 in the condensed consolidated statements for a summary of adjustments

Sales and marketing expenses increased due to the expansion of our sales force, including personnel acquired from Digital Fuel. Average headcount in sales and marketing increased 8% from the three months ended June 30, 2017 as compared to the same period in 2018, contributing to a $2.6 million increase in personnel-related costs, consisting of $1.3 million related to increased employee compensation, benefits, and increased travel costs associated with our direct sales force, an increase of $0.7 million related to commissions, and additional stock-based compensation of $0.6 million, for the three months ended June 30, 2018.

General and Administrative

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,499	$6,620	$879	13%
Percentage of total revenue	13%	15%

General and administrative expenses increased primarily due to increased personnel-related costs of $1.5 million, consisting of increased employee compensation and benefits of $0.8 million and an increase in stock-based compensation of $0.7 million.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Interest expense	$(1,912)	$(10)	$(1,902)	NM**
Interest income	871	275	596	217%
Other (expense) income, net	10	(1)	11	NM**
Foreign exchange (loss) gain	(576)	119	(695)	(584)
*See Note 1 in the condensed consolidated statements for a summary of adjustments
**Not meaningful

Interest expense increased by $1.9 million during the three months ended June 30, 2018 compared to the same period in 2017, as a result of the issuance of the Notes in March 2018. The amortization of debt discount and transaction costs, as well as the coupon interest is recorded to interest expense. Interest income increased approximately $0.6 million due to higher investment balances. The increase in foreign exchange loss was primarily due to fluctuations in foreign exchange rates as well as increases in transactions subject to foreign currency remeasurement.

Benefit From (Provision For) Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$180	$(126)	$306	(243)%

The increase in benefit from (provision for) income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations, specifically related to foreign currency fluctuations in the British Pound Sterling, which decreased the taxable earnings for our subsidiary located in the United Kingdom.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$94,677	$73,434	$21,243	29%
Professional services	18,438	15,722	2,716	17
Total revenue	$113,115	$89,156	$23,959	27

Subscription revenue increased for the six months ended June 30, 2018 primarily due to the impact of new customer acquisitions and to a lesser extent, inclusion of revenue from our acquisition of Digital Fuel. Professional services revenue increased for the six months ended June 30, 2018 primarily due to the inclusion of revenue from our acquisition of Digital Fuel.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$18,620	$15,102	$3,518	23%
Professional services	18,009	14,836	3,173	21
Total cost of revenue	$36,629	$29,938	$6,691	22
Gross margin:
Subscription	80%	79%
Professional services	2	6
Total gross margin	68	66

The overall increase in cost of subscription revenue was primarily attributable to an increase in amortization of acquisition-related intangible assets of $1.5 million due to our acquisition of Digital Fuel during the period, increased personnel-related costs of $0.8 million driven by headcount growth, which resulted in increased employee compensation, benefits and travel costs, and hosting costs increased $0.6 million.

The overall increase in cost of professional services revenue was primarily attributable to an increase in personnel-related costs of $1.7 million, driven by headcount growth related to the acquisition of Digital Fuel, and an increase in outside services of $1.1 million.

Subscription gross margin increased because the subscription revenue growth rate outpaced the growth in subscription cost of revenue due to pricing efficiencies in hosting arrangements resulting in improved margins.

Professional services gross margin decreased in the six months ended June 30, 2018 as compared to the same period in 2017, due to an increase in the use of partners to implement services.

Operating Expenses

Research and Development

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$24,074	$19,921	$4,153	21%
Percentage of total revenue	21%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $2.9 million, consisting of increased employee compensation and benefits costs of $2.3 million and additional stock-based compensation of $0.6 million, driven by headcount growth. Average headcount in research and development increased 13% from the six months ended June 30, 2017 compared to the same period in 2018 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$46,702	$40,609	$6,093	15%
Percentage of total revenue	42%	45%
*See Note 1 in the condensed consolidated statements for a summary of adjustments

Sales and marketing expenses increased due to the expansion of our sales force, including personnel acquired from Digital Fuel. Average headcount in sales and marketing increased 8% from the six months ended June 30, 2017 as compared to the same period in 2018, contributing to a $6.3 million increase in personnel-related costs, consisting of $2.7 million related to increased employee compensation, benefits, and increased travel costs associated with our direct sales force, an increase of $2.5 million related to commissions, and additional stock-based compensation of $1.1 million, for the six months ended June 30, 2018.

General and Administrative

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$17,653	$13,154	$4,499	34%
Percentage of total revenue	16%	15%

General and administrative expenses increased primarily due to one-time acquisition-related costs of $1.9 million and an increase in personnel-related costs of $2.0 million, consisting of increased employee compensation and benefits costs of $0.7 million and stock-based compensation of $1.3 million.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Interest expense	$(2,124)	$(20)	$(2,104)	NM**
Interest income	1,249	533	716	134%
Other (expense) income, net	(28)	(13)	(15)	115
Foreign exchange (loss) gain	(462)	66	(528)	(800)
*See Note 1 in the condensed consolidated statements for a summary of adjustments
**Not meaningful

Interest expense increased by $2.1 million during the six months ended June 30, 2018 as a result of the issuance of the Notes in March 2018. The amortization of debt discount and transaction costs, as well as the coupon interest is recorded to interest expense. Interest income increased approximately $0.7 million due to higher investment balances. The increase in foreign exchange loss was primarily due to fluctuations in foreign exchange rates.

Provision For Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(88)	$(151)	$63	(42)%

The decrease in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations, specifically related to foreign currency fluctuations in the British Pound Sterling, which decreased the taxable earnings for our subsidiary located in the United Kingdom.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $254.9 million of cash, cash equivalents and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. In March 2018, we issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by us or converted by the holder pursuant to the terms of the Notes. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. We received net proceeds from the sale of the Notes of approximately $139.4 million, net of initial purchase discounts and debt issuance costs. We used a portion of the net proceeds of the offering of the Notes to pay the cost of the Capped Call transactions described above and plan to use the remainder for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and strategic transactions.

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

Cash Flows

The following table shows cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017

Cash provided by operating activities	$8,132	$1,743
Cash used in investing activities	(26,055)	(11,454)
Cash provided by financing activities	138,201	7,482

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including amortization of deferred costs, stock-based compensation, depreciation and amortization, foreign currency gains and losses, and other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during the six months ended June 30, 2018 reflected our net loss of $13.4 million, offset by non-cash expenses that included $10.5 million of stock-based compensation, $8.0 million of amortization of deferred costs, $1.8 million of amortization of debt discount and issuance costs, as a result of the issuance of the Notes in March 2018, $1.5 million of amortization of acquisition-related intangible assets related to the acquisition of Digital Fuel, and $2.7 million of depreciation and amortization. Working capital source of cash included a decrease of $15.5 million in accounts receivable, due to collections on billings from the fourth quarter in 2017. This source of cash was offset by a $9.7 million decrease in deferred revenue, a $0.9 million net decrease in accounts payable, accrued expenses and deferred rent, and an increase of $8.2 million in deferred costs.

Net cash provided by operating activities during the six months ended June 30, 2017 reflected our net loss of $14.1 million, offset by non-cash expenses that included $7.3 million of stock-based compensation, $6.6 million of amortization of deferred costs, and $3.1 million of depreciation and amortization. Working capital sources of cash included a decrease of $7.3 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2016 and a $1.5 million decrease in prepaid expenses and other current assets. These sources of cash were offset by a $1.1 million net decrease in accounts payable, accrued expenses and deferred rent and a $2.8 million decrease in deferred revenue, and an increase of $6.1 million in deferred costs.

Investing Activities

Our investing activities consist primarily of business combinations, and purchases, sales and maturities of available-for-sale securities, property and equipment purchases for computer-related equipment and software, leasehold improvements to leased office facilities and capitalization of software development costs. Capitalized software development costs are related to new applications or improvements to our existing software platform that expands the functionality for customers, or new or expanded functionality for internal use software.

Net cash used in investing activities during the six months ended June 30, 2018 consisted primarily of $39.0 million for the acquisition of Digital Fuel, $67.2 million in purchases of available-for-sale securities, and $1.4 million of purchased property and equipment and capitalized software development costs, offset by $81.6 million of cash maturities from available-for-sale securities.

Net cash used in investing activities during the six months ended June 30, 2017 consisted primarily of $28.9 million in purchases of available-for-sale securities, and $2.2 million of purchased property and equipment and capitalized software development costs, offset by $19.7 million of cash maturities from available-for-sale securities.

Financing Activities

Sources of funds for financing activities consist primarily of proceeds from debt borrowings, the exercise of stock options, and proceeds from purchases of Class A common stock under our employee stock purchase plan. Uses of funds for financing activities include payment of loan and IPO related fees, the purchase of the Capped Calls in 2018, and repayment of capital leases.

Net cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of $139.4 million in proceeds from the issuance of the Notes, net of issuance costs, $13.9 million received from option exercises, and $2.4 million received from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the purchase of Capped Calls for $17.1 million in the aggregate and payment of debt issuance costs of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of $5.5 million from proceeds received from option exercises and $2.3 million from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the payment of IPO costs of $0.2 million.

Contractual Obligations and Commitments

As of June 30, 2018, our principal obligations consisted of non-cancellable operating leases that expire at various dates through 2023. There have been no material changes in our principal lease commitments compared to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 21, 2018, or Form 10-K.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

In March 2018, we issued $143.8 million aggregate principal amount of 0.875% convertible senior notes due 2023. The Notes have fixed annual interest rates at 0.875% and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

Remediation Efforts

Our management, with oversight from our audit committee, has begun to implement remediation actions, including hiring of additional accounting and financial reporting personnel, ensuring that we maintain appropriate staffing levels to handle significant transactions to address the material weakness and to improve our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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

We incurred net losses of $5.3 million and $6.9 million in the three months ended June 30, 2018 and 2017, respectively and $13.4 million and $14.1 million in the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $210.3 million at June 30, 2018. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

Our prospects and future operating results are difficult to predict.

Our ability to plan and model future operating results is subject to uncertainty. Our revenue grew 31% and 17% in the three months ended June 30, 2018 and 2017, respectively, and 27% and 18% in the six months ended June 30, 2018 and 2017, respectively, compared to the same period in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, a decrease in the professional services needed to deploy our applications, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three and six months ended June 30, 2018, 32% of our revenue was derived from customers located outside North America, primarily from customers in Europe, compared to 28% for the three and six months ended June 30, 2017. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 756 employees as of June 30, 2017 to 852 employees as of June 30, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

Personal privacy and information security are significant issues in the United States and the other jurisdictions where we offer our applications. The legislative and regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personally identifiable information, or PII and other data from our customers and users. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies.

In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards for the online collection, use and dissemination of data. Many foreign countries and governmental bodies, including the European Union, or EU, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. In the EU, where companies must meet specified privacy and security standards, the General Data Protection Regulation, GDPR, became fully effective in May 2018, superseding previous EU data protection law in the EU. The GDPR requires comprehensive information privacy and security protections for consumers with respect to PII collected about them, and provides for substantial penalties for noncompliance.

With respect to transfers of personal data outside of the European Economic Area, or EEA, we have self-certified to the EU-U.S. Privacy Shield Framework, and in certain cases have entered into contractual provisions with certain European customers that impose additional obligations on us with respect to our handling of personal data from the EEA. The EU-U.S. Privacy Shield is currently under review by regulatory authorities and it and certain standard contractual clauses used for cross-border data transfer from the EU both have been the subject of legal challenges in European courts. The absence of successor legal bases for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Any of these changes with regard to EU data protection law could disrupt our business.

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

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the two-year withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. A Data Protection Bill that substantially implements the European Union’s European General Data Protection Regulation was implemented in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our applications, increase our costs and impair our ability to maintain and grow our customer base and increase revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use PII or other data for certain purposes. In addition, a foreign government could require that any data collected in a country not be disseminated outside of that country, and we may face difficulty in complying with any such requirement for certain geographic regions. If we fail to comply with federal, state and international data privacy laws and regulations our ability to successfully operate our business and pursue our business goals could be harmed.

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

Our management, with oversight from our audit committee, has begun to implement remediation actions, including hiring of additional accounting and financial reporting personnel, ensuring that we maintain appropriate staffing levels to handle significant transactions, to address the material weakness and to improve our internal control over financial reporting. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to this material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, as of June 30, 2018, neither our management nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404 because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of SOX Section 404, additional material weaknesses may have been identified.

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

The decision of the United Kingdom to withdraw from the European Union, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which currently provides us with certain operational, tax and other benefits, as well as through other subsidiaries in Europe. The United Kingdom’s withdrawal from the European Union could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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

As of July 31, 2018, 44,574,796 shares of our Class A common stock were outstanding and no shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, of which options and RSUs to purchase 5,493,289 shares and 2,535,439, respectively, were outstanding as of July 31, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options. We register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of July 31, 2018, the holders of approximately 10% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Retirement.	8-A/A	05/11/2018	3.1

3.2	Amended and Restated Certificate of Incorporation.	10-Q	11/04/2016	3.1

3.3	Amended and Restated Bylaws.	S-1/A	09/12/2016	3.2

10.1*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates a management contract or compensatory plan.
+

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

Apptio, Inc.

Date: August 3, 2018	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)