Form 10-Q
period 2018-09-30
Apptio Inc
filed 2018-10-31
CIK 1419625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2018, 45,104,489 shares of the registrant’s Class A common stock were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Apptio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
		*As Adjusted
Assets
Current assets
Cash and cash equivalents	$177,677	$55,069
Short-term investments	77,495	93,901
Accounts receivable, net of allowance for doubtful accounts
of $839 and $413	66,485	68,782
Deferred costs	14,252	11,898
Prepaid expenses and other current assets	5,078	5,079
Total current assets	340,987	234,729
Long-term assets
Property and equipment, net of accumulated depreciation and amortization
of $25,394 and $21,924	10,592	10,437
Long-term investments	2,837	—
Deferred costs, net of current portion	18,779	17,182
Acquisition-related intangible assets, net	18,112	—
Goodwill	31,004	—
Other long-term assets	951	983
Total assets	$423,262	$263,331
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,492	$5,598
Accrued payroll and other expenses	19,816	16,481
Deferred revenue	118,242	116,831
Deferred rent	1,000	892
Capital leases	25	21
Total current liabilities	147,575	139,823
Long-term liabilities
Convertible senior notes, net	109,772	—
Deferred revenue, net of current portion	5,919	2,470
Deferred rent, net of current portion	2,996	3,483
Capital leases, net of current portion	103	26
Asset retirement obligation	222	199
Total liabilities	266,587	146,001
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A and Class B Common stock	5	4
Additional paid-in capital	371,491	314,301
Accumulated other comprehensive income (loss)	10	(110)
Accumulated deficit	(214,831)	(196,865)
Total stockholders’ equity	156,675	117,330
Total liabilities and stockholders' equity	$423,262	$263,331

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted

Revenue
Subscription	$49,610	$39,426	$144,287	$112,860
Professional services	9,613	7,570	28,051	23,292
Total revenue	59,223	46,996	172,338	136,152
Cost of revenue
Subscription	9,157	7,167	27,777	22,269
Professional services	8,916	6,763	26,925	21,599
Total cost of revenue	18,073	13,930	54,702	43,868
Gross profit	41,150	33,066	117,636	92,284
Operating expenses
Research and development	12,130	10,139	36,204	30,060
Sales and marketing	23,993	19,792	70,695	60,401
General and administrative	7,905	7,188	25,558	20,342
Total operating expenses	44,028	37,119	132,457	110,803
Loss from operations	(2,878)	(4,053)	(14,821)	(18,519)
Other (expense) income
Interest expense	(1,897)	(1)	(4,021)	(21)
Interest income	1,126	326	2,375	859
Other income (expense), net	109	(14)	81	(27)
Foreign exchange (loss) gain	(335)	93	(797)	159
Loss before income taxes	(3,875)	(3,649)	(17,183)	(17,549)
Provision for income taxes	(695)	(463)	(783)	(614)
Net loss	$(4,570)	$(4,112)	$(17,966)	$(18,163)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.41)	$(0.46)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	44,785	40,120	43,830	39,240

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Net loss	$(4,570)	$(4,112)	$(17,966)	$(18,163)
Other comprehensive loss
Foreign currency translation adjustment	(3)	—	42	—
Unrealized gain (loss) on available-for-sale securities	2	53	78	—
Total comprehensive loss	$(4,571)	$(4,059)	$(17,846)	$(18,163)

*See Note 1 for a summary of adjustments

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apptio, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		*As Adjusted
Cash flows from operating activities
Net loss	$(17,966)	$(18,163)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,000	4,657
(Accretion of discounts)/amortization of premiums on investments	(517)	59
Amortization of acquisition-related intangible assets	2,388	—
Amortization of deferred costs	12,222	10,093
Amortization of debt discount and issuance costs	3,362	18
Loss on disposal of property and equipment	9	7
Stock-based compensation	16,686	11,667
Foreign exchange loss (gain)	797	(159)
Change in operating assets and liabilities, net of impact of business combination
Accounts receivable	7,986	12,026
Prepaid expenses and other assets	(593)	3,260
Deferred costs	(13,611)	(10,648)
Accounts payable	1,104	635
Accrued expenses	2,437	(2,025)
Deferred revenue	(9,871)	72
Deferred rent	(594)	(596)
Net cash provided by operating activities	7,839	10,903
Cash flows from investing activities
Business combination, net of cash acquired	(39,041)	—
Purchases of property and equipment	(2,238)	(2,837)
Proceeds from sales of equipment	38	11
Proceeds from maturities of investments	115,950	35,075
Purchases of investments	(101,785)	(66,196)
Return of (payments for) security deposits	53	(23)
Net cash used in investing activities	(27,023)	(33,970)
Cash flows from financing activities
Proceeds from borrowings on convertible notes, net of discounts	139,438	—
Purchase of capped calls	(17,092)	—
Proceeds from exercises of common stock options	18,032	8,948
Payment of issuance costs on convertible notes	(469)	—
Proceeds from purchases of stock under employee stock purchase plan	2,391	2,251
Payment of initial public offering costs	—	(243)
Principal payments on capital lease obligations	(20)	(32)
Net cash provided by financing activities	142,280	10,924
Foreign currency effect on cash, cash equivalents and restricted cash	(488)	(585)
Net increase (decrease) in cash, cash equivalents and restricted cash	122,608	(12,728)
Cash, cash equivalents and restricted cash
Beginning of period	55,069	42,007
End of period	$177,677	$29,279
Supplemental non-cash disclosures
Class A Common stock issued in business combination	4,617	—
Purchases under capital lease obligations	144	—
Property and equipment additions in accounts payable and accrued expenses	1,842	328
Leasehold improvements paid directly by lessor	218	—

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

Reclassifications

In the condensed consolidated statements of operations, certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, “interest expense” and “interest income” were previously included in the line item "interest income (expense) and other, net" and are now separately stated. There was no change to total net loss as a result of the reclassification.

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

Since inception through September 30, 2018, the Company has incurred losses from operations, has accumulated a deficit of $214.8 million, and has been dependent on equity and debt financing, and to a substantially lesser extent, cash flows from operations, to fund its business.

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

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing the Company’s applications, fees for additional support beyond the standard support that is included in the basic subscription fees, which are referred to as premium support offerings, fees for subscription based online training offerings, as well as term-based software license fees and support and maintenance fees related to customers of the acquired business; and (2) professional services, which consist of fees associated with the implementation and configuration of the Company’s applications, as well as fees for in-person training and TBM Council conference registration and sponsorship fees. Implementation and configuration services primarily consist of consultative services, such as data mapping and establishing best practices. Implementation and configuration services do not result in any significant customization or modification of the software platform or user interface. The Company presents revenue from both of these sources separately in its condensed consolidated statements of operations.

The Company follows a five-step approach to recognizing revenue: (1) identify the contract with a customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company enters into arrangements with multiple performance obligations that primarily include subscription and professional services, but may also include premium support, online training and in-person training. The Company’s arrangements do not contain general rights of return. The professional services are not considered essential to the functionality of the software. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a stand-alone basis. The Company believes its subscription offerings and its professional services offerings have stand-alone value. The Company determines the stand-alone selling price by considering the historical selling price of these performance obligations in similar transactions, as well as current pricing practices. The Company’s subscriptions have stand-alone value because such services are often sold separately from other professional services. The Company’s professional services have stand-alone value because those services may be sold separately by other vendors and there are trained third-party consultants capable of performing the professional services. Performance obligations that are accounted for separately consist of software subscription, support for on-premise licenses, professional services, premium support and online and in-person training.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company also sells applications through third-party resellers. These arrangements typically call for the reseller to retain a portion of the subscription fee paid by the customer as compensation. Since the Company is responsible for the fulfillment of the goods and services and has the primary responsibility for the good or service meeting customer expectations, the Company is the principal in these transactions and records revenue on a gross basis based on the amount billed to the reseller. Reseller fees are capitalized and amortized through sales and marketing expense as discussed under Deferred Costs below.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Foreign Currency Translation

The functional currency for most of the Company’s foreign subsidiaries is the U.S. dollar, while one uses local currency. The results of operations for the Company’s international subsidiaries whose functional currency is the U.S. dollar are remeasured from the local currency into U.S. dollars using the average exchange rates during each period. The majority of the assets and liabilities are remeasured using exchange rates at the end of each period. All equity transactions and certain assets are remeasured using historical rates. The Company translates the foreign functional currency financial statements to U.S. dollars for the entity that does not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions and certain assets. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity, and related periodic movements are summarized as a line item in the condensed consolidated statements of comprehensive loss.

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

The impact of adopting the new standard on 2017 revenues in the consolidated financial statements was not material. The primary impact of adopting the new standard is the requirement for the Company to capitalize certain contract costs, such as commissions, which were previously being expensed as incurred. These costs are now capitalized and amortized over a period of benefit that the Company has determined to be four years for new subscription agreements and over the term of the respective subscription for renewals of subscription agreements. Commissions on service arrangements are now capitalized and amortized over a period of benefit that the Company has determined to be one year.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company has adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09. Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred costs	$—	$11,898	$11,898
Deferred costs, net of current portion	—	17,182	17,182
Liabilities and Stockholders’ Equity
Accumulated deficit	$(225,945)	$29,080	$(196,865)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Sales and marketing	$20,863	$(1,071)	$19,792
Loss from operations	(5,124)	1,071	(4,053)
Foreign exchange gain (loss)	105	(12)	93
Net loss	$(5,171)	$1,059	$(4,112)
Net loss per share attributable to common stockholders, basic and diluted	$(.13)	$.03	$(.10)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating expenses:
Sales and marketing	$60,983	$(582)	$60,401
Loss from operations	(19,101)	582	(18,519)
Foreign exchange gain (loss)	173	(14)	159
Net loss	$(18,731)	$568	$(18,163)
Net loss per share attributable to common stockholders, basic and diluted	$(.48)	$.02	$(.46)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU No. 2014-09, are as follows (in thousands):

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(18,731)	568	$(18,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred costs	—	10,093	10,093
Foreign exchange (gain) loss	(173)	14	(159)
Change in operating assets and liabilities
Deferred costs	—	(10,648)	(10,648)
Net cash provided by operating activities	10,876	27	10,903
Foreign currency effect on cash, cash equivalents and restricted cash	(558)	(27)	(585)
Net decrease in cash, cash equivalents and restricted cash	(12,728)	—	(12,728)
Cash, cash equivalents and restricted cash
End of period	$29,279	$—	$29,279

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the measurement of non-employee awards will now be fixed at the grant date, rather than remeasured at every reporting date. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company elected to early adopt the requirements of this new standard as of July 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This guidance requires a customer in a hosting arrangement that is a service contract to follow the guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This guidance modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and the timing of adoption.

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public entities, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. For all other entities, the new standard is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company currently plans to adopt this standard in the first quarter of 2019 using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements.

Note 2. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2018
	Level 1	Level 2	Total

Money market funds	$10,211	$—	$10,211
Corporate notes and obligations	—	32,087	32,087
U.S. government treasury securities	48,245	—	48,245
	$58,456	$32,087	$90,543

	December 31, 2017
	Level 1	Level 2	Total

Money market funds	$24,225	$—	$24,225
Corporate notes and obligations	—	38,020	38,020
U.S. government treasury securities	55,881	—	55,881
	$80,106	$38,020	$118,126

At September 30, 2018 and December 31, 2017, the Company utilized the market approach to value its money market mutual funds and U.S. government treasury securities using Level 1 valuation inputs which include quoted prices in active markets for identical assets or liabilities. The Company’s Level 2 marketable securities are valued using the market approach based on broker or dealer quotations, actual trade data, recent observable transaction information for similar securities, benchmark yields or alternative pricing sources with reasonable levels of price transparency, and include the Company’s investments in corporate notes and obligations, as applicable.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Investments

Available-for-sale securities consist of fixed-income securities that are accounted for at fair value. Available-for-sale securities with an original maturity of 90 days or less are classified within cash and cash equivalents in the condensed consolidated balance sheets. Premiums and discounts are factored into the cost basis of the investment and amortized over the life through maturity. The amortized cost and fair value on the available-for-sale investments and unrealized gains and losses as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$29,259	$1	$(10)	$29,250
U.S. government treasury securities	48,258	—	(13)	48,245
Total short-term available-for-sale debt securities	$77,517	$1	$(23)	$77,495

Amounts maturing in greater than one year
Corporate notes and obligations	$2,847	$—	$(10)	$2,837
U.S. government treasury securities	—	—	—	—
Total long-term available-for-sale debt securities	$2,847	$—	$(10)	$2,837

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Amounts maturing in one year or less
Corporate notes and obligations	$38,044	$—	$(24)	$38,020
U.S. government treasury securities	55,967	—	(86)	55,881
Total short-term available-for-sale debt securities	$94,011	$—	$(110)	$93,901

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

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2018 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate notes and obligations	$13,480	$(20)	$—	$—
U.S. government treasury securities	43,793	(13)	—	—
Total available-for-sale debt securities	$57,273	$(33)	$—	$—

The Company does not consider any of the unrealized losses on its investments to be other-than-temporarily impaired based on its evaluation of available evidence, which includes the Company’s intent as of September 30, 2018 to hold these investments until the cost basis is recovered. Realized gains and losses on sales of available-for-sale securities were immaterial for all periods presented.

Note 4. Deferred costs

Deferred costs, which primarily consist of deferred sales commissions, were $33.0 million and $29.1 million as of September 30, 2018 and December 31, 2017, respectively. The Company capitalized $5.4 million and $4.5 million during the three months ended September 30, 2018 and 2017, respectively, and $13.6 million and $10.6 million during the nine months ended

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

September 30, 2018 and 2017, respectively. In addition, the Company acquired $2.7 million of deferred costs related to capitalized commissions and reseller fees, in connection with the business combination noted below. Amortization expense for the deferred costs was $4.3 million and $3.5 million during the three months ended September 30, 2018 and 2017, respectively, and $12.2 million and $10.1 million during the nine months ended September 30, 2018 and 2017, respectively. Impairment losses related to deferred costs were immaterial for the three and nine months ended September 30, 2018.

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

The total consideration for this acquisition was (in thousands, except share data):

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

Note 6. Acquisition-Related Intangible Assets

Intangible assets acquired through the Company’s business combination are as follows (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$8,100	$(1,350)	$6,750
Customer contracts and related relationship assets	11,400	(760)	$10,640
Order backlog	500	(167)	$333
Trademarks and trade name	500	(111)	389
Total	$20,500	$(2,388)	$18,112

The weighted average remaining useful life of the intangible assets is seven years. The expected future amortization expense for intangible assets as of September 30, 2018 is as follows (in thousands):

Years Ending December 31,
2018	$895
2019	3,582
2020	3,353
2021	3,179
2022	1,309
Thereafter	5,794
Total future amortization expense	$18,112

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

The Company may not redeem the Notes prior to April 5, 2021. The Company may redeem for cash all or any portion of the Notes, at the Company’s option, on or after April 5, 2021 if the last reported sale price of its Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Notes.

As of September 30, 2018, the Notes were not yet convertible.

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

The Notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal	$143,750	$—
Less: debt discount, net of amortization	(33,978)	—
Net carrying amount	$109,772	—
Equity component (a)	32,607	—

(a) Recorded in the condensed consolidated balance sheet within additional paid-in capital, net of $1.1 million of issuance costs.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30,
	2018	2017
Contractual interest expense	$657	$—
Amortization of debt discount	3,029	—
Amortization of issuance costs	333	—
Total interest expense	$4,019	—

As of September 30, 2018, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying value
Convertible senior notes	$161,717	$109,772	—	—

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

Based on the closing price of our Class A common stock of $36.96 on September 30, 2018, the if-converted value of the Notes was less than their respective principal amounts.

Note 8. Stockholders’ Equity

Preferred Stock

As of September 30, 2018, the Company had authorized 5,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding.

Common Stock

 As of September 30, 2018 the Company had authorized 451,000,000 shares of Class A common stock, par value $0.0001 per share, of which 45,081,034 shares were issued and outstanding. Holders of Class A common stock are entitled to one vote per share.

On May 10, 2018, 9,195,917 shares of Class B common stock, constituting all of the shares of Class B common stock that were issued and outstanding, were automatically converted into shares of Class A common stock, as the Class B common stock ceased to represent at least 25% of the outstanding common stock. Prior to the conversion, the Company had authorized 44,000,000 shares of Class B Common stock. Upon conversion, 36,286,260 were retired, leaving 7,713,740 shares authorized, par value $0.0001 per share. There are no shares of Class B common stock outstanding as of September 30, 2018.

Note 9. Warrants

On March 8, 2018, the remaining warrant holder exercised warrants to purchase 10,604 shares of Class B common stock. The Company issued 5,532 shares of Class B common stock, which immediately converted to Class A common stock, through a cashless exercise of the warrants. The impact of this exercise was immaterial to the condensed consolidated financial statements. There were no remaining common stock warrants outstanding as of September 30, 2018.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Equity Incentive Plans

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan, or the 2016 Plan, became effective on September 21, 2016. The 2016 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of non-statutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. As of September 30, 2018, the total number of shares available for issuance under the 2016 Plan was 5,741,611. These available shares will automatically increase each January 1, by the least of 5,500,000 shares of Class A common stock, 5% of the outstanding shares of all classes of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year, and such other amount as the Company’s board of directors may determine on or before the last day of the Company’s immediately preceding fiscal year.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or 2016 ESPP, became effective on September 21, 2016. As of September 30, 2018, the total number of shares of Class A common stock available for issuance under the 2016 ESPP was 1,117,643. These available shares will automatically increase each January 1, by the least of 1,600,000 shares of Class A common stock, 1% of the number of shares of all classes of the Company’s common stock outstanding on the immediately preceding fiscal year, and such lesser number of shares as determined by the Company’s board of directors.

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

 During the nine months ended September 30, 2018, 125,121 shares of Class A common stock were purchased under the 2016 ESPP.

Stock Options

Stock option activity during the nine months ended September 30, 2018 was as follows (in thousands, except per share and contractual life data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Total
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2017	7,490	$10.76
Options granted	—	—
Options exercised	(2,148)	8.40
Options forfeited or canceled	(314)	15.03
Outstanding at September 30, 2018	5,028	$11.51	6.13	$127,969
Vested and expected to vest at September 30, 2018	4,923	$11.43	6.10	$125,678
Exercisable at September 30, 2018	3,628	$10.11	5.53	$97,415

As of September 30, 2018, there was a total of $8.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based compensation arrangements associated with options granted. That cost is expected to be recognized over a weighted-average remaining expected term of 1.8 years.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

RSUs

RSU activity under the 2016 Plan during the nine months ended September 30, 2018 was as follows (in thousands, except per share data):

		Weighted-Average
	RSUs	Grant Date Fair Value
	Outstanding	per Share
Non-Vested outstanding at December 31, 2017	2,030	$16.15
Granted	1,228	31.88
Vested	(514)	14.90
Forfeited or canceled	(311)	19.91
Non-Vested outstanding at September 30, 2018	2,433	$23.90

As of September 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs was approximately $52.0 million and the weighted-average remaining vesting period was 3.1 years.

Stock-based compensation expense recognized in the Company’s statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue
Subscription	$286	$330	$894	$927
Professional services	507	294	1,314	842
Operating expenses
Research and development	1,516	1,179	4,308	3,332
Sales and marketing	2,050	1,239	5,186	3,316
General and administrative	1,796	1,315	4,984	3,250
Total stock-based compensation	$6,155	$4,357	$16,686	$11,667

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

	Nine Months Ended September 30, 2018
	Subscription	Services	Total
Deferred revenue balance at December 31, 2017	$110,934	$8,367	$119,301
Revenue recognized during the period	(144,287)	(21,827)	(166,114)
Additions to deferred revenue during the period, including deferred revenue acquired	148,463	22,511	170,974
Deferred revenue balance at September 30, 2018	$115,110	$9,051	$124,161

During the three months ended September 30, 2018 and 2017, $46.2 million and $32.6 million of subscription revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the three months ended September 30, 2018 and 2017, $3.2 million and $2.0 million of professional services revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2018 and 2017, $96.8 million and $81.1 million of subscription revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2018 and 2017, $5.9 million and $4.3 million of professional services revenue was recognized, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2018, approximately $223.8 million of subscription revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize revenue on approximately 90% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. As of September 30, 2018, approximately $17.2 million of services revenue is expected to be recognized from remaining performance obligations for service contracts. The Company will recognize the remaining performance obligations for services revenue as services are performed.

Note 12. Net Loss Per Share Attributable to Common Stockholders

The Company calculates basic net loss per share attributable to common stockholders by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including outstanding options to purchase common stock, common stock related to unvested restricted stock units, warrants to purchase common stock, convertible senior notes to the extent dilutive, and common stock issuable pursuant to the employee stock purchase plan. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
Numerator:
Net loss attributable to common stockholders	$(4,570)	$(4,112)	$(17,966)	$(18,163)
Denominator:
Weighted-average common shares outstanding - basic and diluted	44,785	40,120	43,830	39,240
Net loss per common share - basic and diluted	$(0.10)	$(0.10)	$(0.41)	$(0.46)
*See Note 1 for a summary of adjustments

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock	5,312	9,224	6,075	10,127
Unvested restricted stock units (RSUs)	2,485	1,829	2,315	1,257
Common stock issuable under 2016 ESPP	106	158	120	207
Warrants to purchase common stock	—	11	3	11
Convertible senior notes	3,659	—	2,573	—
	11,562	11,222	11,086	11,602

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revenue

The following table sets forth the Company’s total revenue by geographic area for the three and nine months ended September 30, 2018 and 2017, as determined based on the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Americas	$41,891	$33,541	$119,765	$98,080
EMEA	14,302	10,928	43,049	31,470
APAC	3,030	2,527	9,524	6,602
	$59,223	$46,996	$172,338	$136,152

Revenue attributed to the United States was approximately 98% and 99% of Americas revenue for the three months ended September 30, 2018 and 2017, respectively, and 98% and 99% for the nine months ended September 30, 2018 and 2017, respectively.

Note 14. Commitments and Contingencies

Leases

The Company has entered into non-cancellable operating leases, primarily related to rental of office space and certain office equipment. Certain lease agreements include rent payment escalation clauses and free rent (rent holidays). The total amount of base rentals over the term of the leases is charged to expense using the straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. In May 2018, the Company amended its office lease in North Carolina by adding an additional 4,000 square feet and extending the term of the lease to 2025. Future minimum payments under non-cancellable operating and capital lease agreements as of September 30, 2018 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases
Remainder of 2018	$1,203	$9
2019	4,647	33
2020	3,884	33
2021	4,109	33
2022	5,097	33
Thereafter	1,149	—
Total Minimum Lease Payments	$20,089	$141
Less amounts representing interest		(13)
Present value of capital lease obligations		128
Less: Current portion		(25)
Long-term portion of capital lease obligations		$103

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

Apptio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

We generate the majority of our revenue in North America; however, we are focused on growing our international business. Revenue generated from customers outside of North America accounted for 30% and 29% in the three months ended September 30, 2018 and 2017, respectively and 31% and 28%, in the nine months ended September 30, 2018 and 2017, respectively. For additional information regarding revenue generated from each geographic segment, please see Note 13 of the notes to our condensed consolidated financial statements.

We have grown significantly in a relatively short period of time. Our diverse customer base includes companies across industries and sizes, and our direct sales force has historically targeted organizations with annual IT spend of $100 million or more. Beginning in 2014, we expanded the focus of our sales force to include a broader set of target customers, often referred to as the Global 10,000, which includes many companies with annual IT spend of less than $100 million. Recently, we have begun targeting mid-market companies which includes companies smaller than those in the Global 10,000. We expect these customers will account for an increasing amount of our revenue over time. A substantial majority of our revenue growth has come from new customers. Our current financial focus is on growing our revenue and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to drive continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased in absolute dollars in recent periods, primarily due to employee growth, and more recently, the acquisition of Digital Fuel SV, LLC, or Digital Fuel, as discussed below. We had 846 and 745 employees as of September 30, 2018 and 2017, respectively.

We had total revenue of $59.2 million and $47.0 million for the three months ended September 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 26%. Subscription revenue was $49.6 million and $39.4 million for the three months ended September 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 26%. For the nine months ended September 30, 2018 and 2017, total revenue was $172.3 million and $136.2 million respectively, reflecting a period-over-period increase of 27%. Subscription revenue was $144.3 million and $112.9 million for the nine months ended September 30, 2018 and 2017, respectively, reflecting a period-over-period increase of 28%. We incurred net losses of $4.6 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $18.0 million and $18.2 million for the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $214.8 million as of September 30, 2018. We expect to incur losses for the foreseeable future and may not be able to achieve or sustain profitability.

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

Key Factors Affecting Our Performance

Net Subscription Dollar Retention Rate

We believe that our net subscription dollar retention rate provides insight into our ability to retain and increase revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate annual contract value of our customer base at the end of the prior 12 month period, which we refer to as the base annual contract value, to the aggregate annual contract value from the same group of customers at the end of the current 12 month period, which we refer to as the retained annual contract value. We calculate our net subscription dollar retention rate on a trailing 12 month basis by dividing the retained annual contract value by the base annual contract value. In the event a customer renews a subscription for a period that begins and ends in the same 12 month period, the value of that partial-year subscription is included in our calculation of retained annual contract value. For the acquired Digital Fuel business, only customers utilizing the SaaS offering are included in the base annual contract value for calculating the net subscription dollar retention rate. If a Digital Fuel on-premise customer converts to a SaaS contract at a fee higher than the recurring support and maintenance fee, the incremental annual contract value will be included in the net subscription dollar retention rate calculation. Our net subscription dollar retention rate was approximately 102% for the 12 month period ended September 30, 2018, and may fluctuate as a result of a number of factors.

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

Subscription revenue is driven primarily by the acquisition of new customers and renewals by existing customers, upsells to our existing customer base, the amount of annual spend our customers are licensed to manage with our applications, and the number of applications or capabilities for which the customer has subscribed.

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

Cost of professional services revenue consists primarily of personnel costs of our professional services organization, including salaries, employee benefits, travel expenses, bonuses and stock-based compensation expense, as well as allocated overhead costs and costs associated with TBM Council activities. We previously recorded costs associated with TBM Council activities within sales and marketing expenses. We plan to record these costs within cost of professional services going forward, with this change being more evident in the fourth quarter when our annual TBM Council conference occurs. We expect cost of professional services revenue to continue to increase in absolute dollars for the foreseeable future as we further expand our professional services organization to serve our growing customer base.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing employees, including sales commissions and incentives, employee benefits and stock-based compensation expense, marketing programs for lead generation, and allocated overhead costs. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the period of benefit that we have determined to be four years for new subscription agreements, over the term of the respective subscription for renewals of subscription agreements, and over one year for service contracts. We expect sales and marketing expenses to continue to increase and continue to be our largest component of operating expenses for the foreseeable future as we continue to expand our direct sales teams, increase our marketing activities, grow our international operations, and build brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over the long-term, although they may fluctuate as a percentage of total revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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

Other Income (Expense)

Interest Expense. Interest expense consists primarily of interest expense on our convertible debt, including the amortization of debt discount and transaction related costs and from our capital leases.

Interest income. Interest income is derived from our available-for-sale investments.

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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$7,839	$10,903
Less: purchases of property and equipment	(2,238)	(2,837)
Free cash flow	$5,601	$8,066
Net cash used in investing activities	$(27,023)	$(33,970)
Net cash provided by financing activities	$142,280	$10,924

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(in thousands)
Revenue
Subscription	$49,610	$39,426	$144,287	$112,860
Professional services	9,613	7,570	28,051	23,292
Total revenue	59,223	46,996	172,338	136,152
Cost of revenue
Subscription (1)	9,157	7,167	27,777	22,269
Professional services (1)	8,916	6,763	26,925	21,599
Total cost of revenue	18,073	13,930	54,702	43,868
Gross profit	41,150	33,066	117,636	92,284
Operating expenses
Research and development (1)	12,130	10,139	36,204	30,060
Sales and marketing (1)	23,993	19,792	70,695	60,401
General and administrative (1)	7,905	7,188	25,558	20,342
Total operating expenses	44,028	37,119	132,457	110,803
Loss from operations	(2,878)	(4,053)	(14,821)	(18,519)
Other (expense) income
Interest expense	(1,897)	(1)	(4,021)	(21)
Interest income	1,126	326	2,375	859
Other income (expense), net	109	(14)	81	(27)
Foreign exchange (loss) gain	(335)	93	(797)	159
Loss before income taxes	(3,875)	(3,649)	(17,183)	(17,549)
Provision for income taxes	(695)	(463)	(783)	(614)
Net loss	$(4,570)	$(4,112)	$(17,966)	$(18,163)

*See Note 1 in the condensed consolidated statements for a summary of adjustments

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue
Subscription	$286	$330	$894	$927
Professional services	507	294	1,314	842
Operating expenses
Research and development	1,516	1,179	4,308	3,332
Sales and marketing	2,050	1,239	5,186	3,316
General and administrative	1,796	1,315	4,984	3,250

Total stock-based compensation	$6,155	$4,357	$16,686	$11,667

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
	(as a percentage of total revenue)
Revenue
Subscription	84%	84%	84%	83%
Professional services	16	16	16	17
Total revenue	100	100	100	100
Cost of revenue
Subscription	15	15	16	16
Professional services	15	15	16	16
Total cost of revenue	30	30	32	32
Gross profit	70	70	68	68
Operating expenses
Research and development	21	22	21	22
Sales and marketing	41	42	41	44
General and administrative	13	15	15	15
Total operating expenses	75	79	77	81
Loss from operations	(5)	(9)	(9)	(13)
Other (expense) income
Interest expense	(3)	—	(2)	—
Interest income	2	1	1	—
Other income (expense), net	—	—	—	—
Foreign exchange (loss) gain	(1)	—	—	—
Loss before income taxes	(7)	(8)	(10)	(13)
Provision for income taxes	(1)	(1)	—	—
Net loss	(8)%	(9)%	(10)%	(13)%

*See Note 1 in the condensed consolidated statements for a summary of adjustments

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$49,610	$39,426	$10,184	26%
Professional services	9,613	7,570	2,043	27
Total revenue	$59,223	$46,996	$12,227	26

Subscription revenue increased for the three months ended September 30, 2018 primarily due to the impact of new customer acquisitions, sales to existing customers and to a lesser extent, inclusion of revenue from our acquisition of Digital Fuel. Professional services revenue increased for the three months ended September 30, 2018 primarily due to the impact of new customer acquisitions as well as, the inclusion of revenue from our acquisition of Digital Fuel.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$9,157	$7,167	$1,990	28%
Professional services	8,916	6,763	2,153	32
Total cost of revenue	$18,073	$13,930	$4,143	30
Gross margin:
Subscription	82%	82%
Professional services	7	11
Total gross margin	70	70

The overall increase in cost of subscription revenue was primarily attributable to an increase in amortization of acquisition-related intangible assets of $0.9 million due to our acquisition of Digital Fuel during the first quarter of 2018, increased personnel-related costs of $0.5 million driven by headcount growth, which resulted in increased employee compensation, stock-based compensation, benefits and travel costs, and increased consulting costs of $0.4 million.

The overall increase in cost of professional services revenue was primarily attributable to an increase in personnel-related costs of $1.4 million, driven by headcount growth related to the acquisition and integration of Digital Fuel, and an increase in outside services of $0.4 million.

Subscription gross margin was flat in the three months ended September 30, 2018 as compared to the same period in 2017.

Professional services gross margin decreased in the three months ended September 30, 2018 as compared to the same period in 2017, due to an increase in the use of partners, who typically have higher costs than internal resources to implement services in an effort to expand our partner community, and lower internal billable utilization rates due to investment in non-billable work related to new product training.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$12,130	$10,139	$1,991	20%
Percentage of total revenue	21%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $1.5 million, consisting of increased employee compensation and benefits costs of $1.1 million and additional stock-based compensation of $0.4 million, driven by headcount growth. Average headcount in research and development increased 11% in the three months ended September 30, 2018 compared to the same period in 2017 to support continued upgrades and enhancements to our platform and applications and to develop new technologies.

Sales and Marketing

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$23,993	$19,792	$4,201	21%
Percentage of total revenue	41%	42%
*See Note 1 in the condensed consolidated statements for a summary of adjustments

Sales and marketing expenses increased due to the expansion of our sales force and increased sales, including personnel acquired from Digital Fuel. Average headcount in sales and marketing increased 6% in the three months ended September 30, 2018 as compared to the same period in 2017, contributing to a $3.1 million increase in personnel-related costs, consisting of $1.3 million related to increased employee compensation, benefits, and increased travel costs associated with our direct sales force, an increase of $1.0 million related to commissions, and additional stock-based compensation of $0.8 million, for the three months ended September 30, 2018.

General and Administrative

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,905	$7,188	$717	10%
Percentage of total revenue	13%	15%

General and administrative expenses increased primarily due to increased personnel-related costs of $1.0 million, consisting of increased employee compensation and benefits of $0.5 million and an increase in stock-based compensation of $0.5 million.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Interest expense	$(1,897)	$(1)	$(1,896)	NM**
Interest income	1,126	326	800	245%
Other (expense) income, net	109	(14)	123	NM**
Foreign exchange (loss) gain	(335)	93	(428)	(460)
*See Note 1 in the condensed consolidated statements for a summary of adjustments
**Not meaningful

Interest expense increased by $1.9 million during the three months ended September 30, 2018 compared to the same period in 2017, as a result of the issuance of the Notes in March 2018. The amortization of debt discount and transaction costs, as well as the coupon interest is recorded to interest expense. Interest income increased approximately $0.8 million due to higher investment balances. The increase in foreign exchange loss was primarily due to fluctuations in foreign exchange rates as well as increases in transactions subject to foreign currency remeasurement.

Benefit From (Provision For) Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(695)	$(463)	$(232)	50%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations, specifically related to foreign currency fluctuations in the British Pound Sterling.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Subscription	$144,287	$112,860	$31,427	28%
Professional services	28,051	23,292	4,759	20
Total revenue	$172,338	$136,152	$36,186	27

Subscription revenue increased for the nine months ended September 30, 2018 primarily due to the impact of new customer acquisitions, sales to existing customers, and to a lesser extent, inclusion of revenue from our acquisition and integration of Digital Fuel. Professional services revenue increased for the nine months ended September 30, 2018 primarily due to the impact of new customer acquisitions as well as the inclusion of revenue from our acquisition of Digital Fuel.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Subscription	$27,777	$22,269	$5,508	25%
Professional services	26,925	21,599	5,326	25
Total cost of revenue	$54,702	$43,868	$10,834	25
Gross margin:
Subscription	81%	80%
Professional services	4	7
Total gross margin	68	68

The overall increase in cost of subscription revenue was primarily attributable to an increase in amortization of acquisition-related intangible assets of $2.4 million due to our acquisition of Digital Fuel during the period, increased personnel-related costs of $1.3 million driven by headcount growth, which resulted in increased employee compensation, stock-based compensation, benefits and travel costs, hosting costs increased $0.9 million and increased consulting costs of $0.7 million.

The overall increase in cost of professional services revenue was primarily attributable to an increase in personnel-related costs of $3.1 million, driven by headcount growth related to the acquisition of Digital Fuel, and an increase in outside services of $1.5 million.

Subscription gross margin increased because the subscription revenue growth rate outpaced the growth in subscription cost of revenue due to pricing efficiencies in hosting arrangements.

Professional services gross margin decreased in the nine months ended September 30, 2018 as compared to the same period in 2017, due to an increase in the use of partners to implement services.

Operating Expenses

Research and Development

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$36,204	$30,060	$6,144	20%
Percentage of total revenue	21%	22%

Research and development expenses increased primarily due to increased personnel-related costs of $4.4 million, consisting of increased employee compensation and benefits costs of $3.4 million and additional stock-based compensation of $1.0 million, driven by headcount growth. Average headcount in research and development increased 12% in the nine months ended September 30, 2018 compared to the same period in 2017 to support continued upgrades and enhancements to our platform and applications and to develop new technologies. In addition, contractor fees increased by $1.0 million in the nine months ended September 30, 2018 as compared to the same period in 2017.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Sales and marketing	$70,695	$60,401	$10,294	17%
Percentage of total revenue	41%	44%
*See Note 1 in the condensed consolidated statements for a summary of adjustments

Sales and marketing expenses increased due to the expansion of our sales force, including personnel acquired from Digital Fuel. Average headcount in sales and marketing increased 8% in the nine months ended September 30, 2018 as compared to the same period in 2017, contributing to a $9.9 million increase in personnel-related costs, consisting of $4.0 million related to increased employee compensation, benefits, and increased travel costs associated with our direct sales force, an increase of $4.0 million related to commissions, and additional stock-based compensation of $1.9 million, for the nine months ended September 30, 2018.

General and Administrative

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$25,558	$20,342	$5,216	26%
Percentage of total revenue	15%	15%

General and administrative expenses increased primarily due to one-time acquisition-related costs of $2.1 million and an increase in personnel-related costs of $2.9 million, consisting of increased employee compensation and benefits costs of $1.2 million and stock-based compensation of $1.7 million.

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
		*As Adjusted
	(dollars in thousands)
Interest expense	$(4,021)	$(21)	$(4,000)	NM**
Interest income	2,375	859	1,516	176%
Other (expense) income, net	81	(27)	108	(400)
Foreign exchange (loss) gain	(797)	159	(956)	(601)
*See Note 1 in the condensed consolidated statements for a summary of adjustments
**Not meaningful

Interest expense increased by $4.0 million during the nine months ended September 30, 2018 as a result of the issuance of the Notes in March 2018. The amortization of debt discount and transaction costs, as well as the coupon interest is recorded to interest expense. Interest income increased approximately $1.5 million due to higher investment balances. The increase in foreign exchange loss was primarily due to fluctuations in foreign exchange rates.

Provision For Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$(783)	$(614)	$(169)	28%

The increase in provision for income taxes was due to a change in the geographical mix of taxable earnings from our foreign operations, specifically related to foreign currency fluctuations in the British Pound Sterling.

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

Liquidity and Capital Resources

As of September 30, 2018, we had $258.0 million of cash, cash equivalents and investments. Historically, we funded our operations principally through sales of equity securities, sales of subscriptions and professional services, or the incurrence of debt. In March 2018, we issued and sold $143.8 million aggregate principal amount of 0.875% convertible senior notes, or the Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes mature on April 1, 2023, unless earlier repurchased by us or converted by the holder pursuant to the terms of the Notes. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2018. We received net proceeds from the sale of the Notes of approximately $139.4 million, net of initial purchase discounts and debt issuance costs. We used a portion of the net proceeds of the offering of the Notes to pay the cost of the Capped Call transactions described above and plan to use the remainder for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and strategic transactions.

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

Cash Flows

The following table shows cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017

Cash provided by operating activities	$7,839	$10,903
Cash used in investing activities	(27,023)	(33,970)
Cash provided by financing activities	142,280	10,924

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items, including amortization of deferred costs, stock-based compensation, depreciation and amortization, foreign currency gains and losses, and other non-cash charges, as well as changes in working capital sources and uses of cash.

Net cash provided by operating activities during the nine months ended September 30, 2018 reflected our net loss of $18.0 million, offset by non-cash expenses that included $16.7 million of stock-based compensation, $12.2 million of amortization of deferred costs, $3.4 million of amortization of debt discount and issuance costs, as a result of the issuance of the Notes in March 2018, $2.4 million of amortization of acquisition-related intangible assets related to the acquisition of Digital Fuel, and $4.0 million of depreciation and amortization. Working capital source of cash included a decrease of $8.0 million in accounts receivable, due to collections on billings from the fourth quarter in 2017 and a $2.9 million net increase in accounts payable, accrued expenses and deferred rent. This source of cash was offset by a $9.9 million decrease in deferred revenue, an increase of $13.6 million in deferred costs and an increase of $0.6 million in prepaid expenses and other current assets.

Net cash provided by operating activities during the nine months ended September 30, 2017 reflected our net loss of $18.2 million, offset by non-cash expenses that included $11.7 million of stock-based compensation, $10.1 million of amortization of deferred costs, and $4.7 million of depreciation and amortization. Working capital sources of cash included a decrease of $12.0 million in accounts receivable, primarily due to collections on transactions originating in the fourth quarter of 2016 and a $3.3 million decrease in prepaid expenses and other current assets and a $0.1 million increase in deferred revenue. These sources of cash were offset by an increase of $10.6 million in deferred costs and a $2.0 million net decrease in accounts payable, accrued expenses and deferred rent.

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

Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of $39.0 million for the acquisition of Digital Fuel, $116.0 million of cash maturities from available-for-sale securities, and $2.2 million of purchased property and equipment and capitalized software development costs, offset by $101.8 million in purchases of available-for-sale securities.

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

Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of $139.4 million in proceeds from the issuance of the Notes, net of issuance costs, $18.0 million received from option exercises, and $2.4 million received from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the purchase of Capped Calls for $17.1 million in the aggregate and payment of debt issuance costs of $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of $8.9 million from proceeds received from option exercises and $2.3 million from proceeds from the purchase of Class A common stock under the employee stock purchase plan, offset by the payment of IPO costs of $0.2 million.

Contractual Obligations and Commitments

As of September 30, 2018, our principal obligations consisted of non-cancellable operating leases that expire at various dates through 2025. In May 2018, we amended our office lease in North Carolina by adding an additional 4,000 square feet and extending the lease term through November 2025.

	Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than five Years
	(in thousands)

Capital leases (1)	$141	$33	$108	$—	$—
Operating leases	20,089	4,738	8,076	5,981	1,294
	$20,230	$4,771	$8,184	$5,981	$1,294

(1)	Includes interest totaling $13,000.

Other commitments include certain other non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. There have been no material changes for commitments compared to those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;
•	stock-based compensation;
•	income taxes;
•	capitalized internal use software; and
•	deferred costs.

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

As of December 31, 2018, we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were not effective as of September 30, 2018 due to a material weakness in our internal control over financial reporting as described below.

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

We incurred net losses of $4.6 million and $4.1 million in the three months ended September 30, 2018 and 2017, respectively and $18.0 million and $18.2 million in the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $214.8 million at September 30, 2018. We expect that our revenue growth rate will decline over time. We may not be able to generate sufficient revenue to achieve or sustain profitability. We expect to continue to incur losses for the foreseeable future and we expect our costs to increase in future periods as we expend substantial financial and other resources on, among other things:

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

Our ability to plan and model future operating results is subject to uncertainty. Our revenue grew 26% and 16% in the three months ended September 30, 2018 and 2017, respectively, and 27% and 17% in the nine months ended September 30, 2018 and 2017, respectively, compared to the same period in the prior year; however, our historical revenue growth is not necessarily indicative of our future performance. Our revenue growth is expected to decline in future periods due to a number of reasons, which may include the maturation of our business, increase in overall revenue over time, a decrease in the professional services needed to deploy our applications, slowing demand for our applications, increasing competition, a decrease in the growth of the markets in which we compete, or if we fail, for any reason, to continue to capitalize on growth opportunities, a decrease in our renewal rates, or a decline in available opportunities as a result of our increased market penetration in one or more of our markets.

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

Our growth strategy involves the further expansion of our operations and customers located outside of the United States. For the three and nine months ended September 30, 2018, 30% and 31%, respectively, of our revenue was derived from customers located outside North America, primarily from customers in Europe, compared to 29% and 28% for the three and nine months ended September 30, 2017, respectively. A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. While we have initiated efforts to expand our business into Asia-Pacific through a limited presence in Australia and Singapore, our investment may never be recouped. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our employee base and operations have grown in a relatively short period of time. Our full-time employee base grew from 745 employees as of September 30, 2017 to 846 employees as of September 30, 2018. Our growth has placed, and will continue to place, a significant strain on our operational, financial and management infrastructure. We anticipate further increases in headcount will be required to support increases in our application offerings and continued expansion. To manage this growth effectively, we must continue to improve operational, financial and management systems and controls by, among other things:

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

Our operations involve the storage and transmission of our customers’ sensitive and proprietary information. Cyber-attacks and other malicious internet-based activity, such as computer malware, viruses, and hacking and phishing attacks by third parties, continue to increase generally, and cloud-based platform providers of software and services have been targeted. If any unauthorized access to or security breaches of our platform, or those of our service providers, occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property, loss of business, severe reputational or brand damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose existing customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We may choose to expand by making acquisitions that could be material to our business. To date, we have completed three acquisitions, one minor acquisition in each of 2012 and 2018, and the Digital Fuel acquisition in 2018, and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

Our management, with oversight from our audit committee, has begun to implement remediation actions, including hiring of additional accounting and financial reporting personnel, ensuring that we maintain appropriate staffing levels to handle significant transactions, to address the material weakness and to improve our internal control over financial reporting. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to this material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, as of September 30, 2018, neither our management nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404 because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of SOX Section 404, additional material weaknesses may have been identified.

An evaluation of our internal control over financial reporting in accordance with the provisions of SOX Section 404 will be required commencing with our annual report on Form 10-K for our year ending December 31, 2018. If while preparing for such evaluation, we or our independent registered public accounting firm identify other material weaknesses in our internal control over financial reporting or determine that the existing material weakness has not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If our remediation efforts are not successful or other material weaknesses or control deficiencies are identified or occur in the future, or if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring additional staff to remediate the material weaknesses. As a result, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence, delisting from the Nasdaq Global Market, SEC inquiries, or stockholder litigation or other disputes. Any of these factors could cause the trading price of our common stock to decline, harm our reputation, or divert financial and management resources from our core business.

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

As of October 25, 2018, 45,104,489 shares of our Class A common stock were outstanding and no shares of our Class B common stock were outstanding. All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, the shares subject to outstanding options, restricted stock units, or RSUs, of which options and RSUs to purchase 4,997,449 shares and 2,416,365, respectively, were outstanding as of October 25, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options. We register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. As a consequence, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

As of October 25, 2018, the holders of approximately 10% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act, in the case of our affiliates.

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

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the closing of our IPO, although, if we have more than $1.07 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day in June, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

As of December 31, 2018, we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates. When we cease to be an “emerging growth company,” our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, with such attestation report required to be included in our Annual Report on Form 10-K for the year ending December 31, 2018. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the trading market for our Class A common stock and our stock price could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our compliance with applicable provisions of Section 404 will also require that we implement additional corporate governance practices and comply with reporting requirements, such as being required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders, and we will no longer be entitled to provide the reduced executive compensation disclosures in our Annual Report on Form 10-K and proxy statement for the year ending December 31, 2018. As a result, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We incur increased costs by being a public company.

As a public company, and particularly after we cease to be an “emerging growth company” effective as of our year ending December 31, 2018, we will incur greater legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements of the SEC and the Nasdaq Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur.

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

Apptio, Inc.

Date: October 31, 2018	By:	/s/ Sachin Gupta
Sachin Gupta
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2018	By:	/s/ Kurt Shintaffer
Kurt Shintaffer
Chief Financial Officer (Principal Financial and Accounting Officer)